Form 10QSB
period 2000-01-31
BF ACQUISITION GROUP V INC
filed 2000-03-13
CIK 1089778

U.S. Securities and Exchange Commission

                         Washington, DC 20549

                             Form 10-QSB

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended January 31, 2000

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

<PAGE 2>
                     BF ACQUISITION GROUP V, INC.

                           Form 10-QSB Index
                           January 31, 2000
                                                                       Page


Part I: Financial Information...............................................3

     Item 1. Financial Statements ..........................................3

          Balance Sheets-
               January 31,2000 (Unaudited) and April 30, 1999...............4

          Statements of Operations -
               Three months ended January 31, 2000
               and from inception on April 15, 1999
               through January 31, 1999 (unaudited).........................5

          Statements of Stockholders' Equity
          From April 15, 1999 through January 31,2000.......................6

          Statements of Cash Flows -
               Three months and nine months ended
               January 31, 2000 and from inception
               on April 15, 1999 through
               January 31,2000(unaudited)..................................7

          Notes to Financial Statements ...................................8

     Item 2. Management's Plan of Operation ..............................11

Part II:   Other Information .............................................12

     Item 1.   Legal Proceedings .........................................12

     Item 2.   Changes in Securities .....................................12

     Item 3.    Defaults Upon Senior Securities ..........................12

     Item 4.    Submission of Matters to a Vote of Security Holders.......12

     Item 5.    Other Information ........................................12

     Item 6.   Exhibits and Reports on Form 8-K ..........................13

Signatures ...............................................................13


                                PART I
                        FINANCIAL INFORMATION


Item 1.  Financial Statements

<PAGE 3>    I-1

BF ACQUISITION GROUP V, INC.
(A Development Stage Company)

           INDEX

           Balance Sheets
           January 31, 2000 (unaudited) and April 30, 1999................I-2

           Statements of Operations -
           Three months ended January 31, 2000
           and from inception on April 15, 1999 through
           January 31, 2000 (unaudited)...................................I-3

           Statement of Stockholders' Equity
           From April 15, 1999 through January 31, 2000...................I-4

           Statements of Cash Flows -
           Three months and nine months ended January 31, 2000
           and from inception on April 15, 1999 through
           January 31, 2000 (unaudited)...................................I-5

           Notes to Financial Statements..................................I-6


<PAGE 4>           I-2

BF ACQUISITION GROUP V, INC.
(A Development Stage Company)
BALANCE SHEET


                                           January,        April 30,
                                           2000            1999
                                           ___________    ___________
                                           (unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                 $    1,203    $    1,000
                                           -----------    ----------

      Total assets                         $      1,203  $    1,000
                                            -----------    ----------
                                            -----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' equity:
 Preferred stock, no par value;
 5,000,000 shares authorized;
 none issued or outstanding

 Common stock $0.001 par value;
 50,000,000 shares authorized,
 785,000 and 700,000 shares issued
 and outstanding at January 31, 2000
 and April 30, 1999, respectively                 785            700

 Additional paid-in capital                     3,156            672

 Deficit accumulated during
 the development stage                         (2,738)          (372)
                                              __________      ___________

      Total stockholders' equity                1,203           1,000
                                              __________      ___________
      Total liabilities and
      stockholders' equity                    $ 1,203       $   1,000
                                               ------------  -----------
                                               ------------  -----------


The accompanying notes are an integral part of these financial statements.


<PAGE 5>     I-3

BF ACQUISITION GROUP V, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
      (unaudited)



                                                        Period from
                                                         inception
                   Three months     Nine months      (April 15, 1999)
                      ended            ended                through
                   January 31,      January 31,           January 31,
                     2000              2000                  2000
                  -------------   -------------      -------------------
                   (unaudited)      (unaudited)        (unaudited)

Revenues            $  --            $   --               $  --

General and
administrative
expenses               344             2,366               2,738
                  -------------  --------------      ----------------

Loss before
income tax
provision            (344)            (2,366)              (2,738)

Provision for
income taxes           --                --                  --
                  -------------  ---------------     ---------------

 Net loss          $  (344)         $  (2,366)           $ (2,738)
                  ------------   --------------     ---------------
                  ------------   --------------     ---------------

 Basic and
 dilutive loss
 per common share:

 Basic and
 diluted loss
 per common share $ (0.0004)        $ (0.0031)           $ (0.0036)
                  ------------    ---------------     --------------
                  ------------    ---------------     --------------

 Weighted average
 number of common
 shares outstanding  785,000          772,283              766,500
                  ------------     --------------     ---------------
                  ------------     --------------     ---------------


The accompanying notes are an integral part of these financial statements.




<PAGE 6>     I-4

BF ACQUISITION GROUP V, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    Deficit
                                                   Accumulated
                     Common Stock  Additional      during the    Total
                    --------------- Paid-in        Development   Stockholders'
                    Shares  Amount  Capital          Stage         Equity
              ------------- --------- -----------  -----------    ------------

Balance,
April 15,1999         -      $  -       $  -         $  -            -

Sale of
510,000 shares
of common stock    510,000     510        490           -           1,000

Common stock
issued for
services           190,000     190        182                        372

Net Loss             -          -          -         (372)         (372)
                 ----------  ---------  ----------- ------------  ------------

Balance,
April 30,1999      700,000   $ 700       $  672     $(372)          1,000
                 ---------  ---------  ----------- ---------      ------------
                 ---------  ---------  ----------- ---------      ------------

Sale of 50,000
shares of
common stock         50,000     50         2,450         -           2,500

Common stock
issued for
services             35,000     35         34                          69


Net loss              -             -         -     (2,366)         (2,366)
                   ----------  --------  ---------  ----------    -----------

Balance,
January 31, 2000   785,000    $ 785     $ 3,156     $(2,738)      $ 1,203
                   ----------  -------- ---------- ---------   -----------
                   ---------   -------- ---------- ---------   -----------

The accompanying notes are an integral part of these financial statements.

<PAGE 7>     I-5

BF ACQUISITION GROUP V, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS


                                                              Period from
                                                              inception
                        Three months      Nine months         (April 15,1999)
                           ended            ended               through
                         January 31,      January 31,         January 31,
                           2000             2000                2000
                       --------------   ---------------     -----------------
                         (unaudited)     (unaudited)           (unaudited)

Cash flows from
operating activities:

  Net loss               $  (344)        $  (2,366)              ($2,738)
  Common Stock Issued
  for services               --                69                  441
                       -------------    ---------------     ----------------

Net cash used in
operating activities        (344)           (2,297)             (2,297)

Cash flows from
financing activities


  Sale of common stock       -           2,500                    3,500
                        -------------   -----------------    ----------------

     Net cash provided by
     financing activities    -            2,500                  3,500
                        -------------   -----------------    ----------------

Net (decrease) increase in
cash and cash equivalents    (344)         203               1,203

Cash and cash equivalents
at beginning of period       1,547      1,000                --
                        ------------  --------------       -----------------

Cash and cash equivalents
at end of period             $1,203    $1,203               $1,203
                        -----------   --------------       ----------------
                        -----------  ---------------       ----------------


The accompanying notes are an integral part of these financial statements.

<PAGE 8>      I-6


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

   The information for the three and nine months ended January 31, 2000 has not been audited by independent certified public accountants, but includes all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period.

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

   It is suggested that these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-SB (see File Number 000-26853) on file with the Securities and Exchange Commission.

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

<PAGE 9>    I-6

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

   Preferred Stock

   The Board of Directors of the Company is authorized to provide for the issuance of the preferred stock in classes or series and, by filing the appropriate articles of amendment with the Secretary of State of Florida, is authorized to establish the number of shares to be included in each class or series and the preferences, limitations and relative rights of each class or series, which may include a conversion feature into common stock. This type of preferred stock is commonly referred to as "blank check preferred stock". As of February 16, 2000, no shares of preferred stock have been issued and no preferences, limitations and relative rights have been assigned.

<PAGE 10>     I-6

BF ACQUISITION GROUP V, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

5. RELATED PARTY TRANSACTIONS:

   Office Facilities

   Office space was provided to the Company by a shareholder of the Company at $150 per month from June through October 1999, and $100 per month from November 1999 through January 2000.



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

     Since inception to the period covered by this report, all of the Company's out of pocket expenses, which approximated $2,297 were paid pursuant to a $1,000 capital infusion made to the Company by the Company's promoters in exchange for 510,000 shares of Common Stock and $2,500 capital infusion made to the Company pursuant to the private sale of 50,000 shares of Common Stock.

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

Item 5.  Other Information

     Not Applicable

<PAGE 13>

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Financial Data Schedule.
     (b) No reports on Form 8-K were filed during the quarter ended January 31, 2000.

                              SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BF ACQUISITION GROUP V, INC.
                         Registrant

Date: March 13, 2000  /s/ David M. Bovi
                      ----------------------
                         David M. Bovi,
                         Chief Executive Officer

Date: March 13, 2000     /s/ David M. Bovi
                      -----------------------
                         David M. Bovi,
                         Chief Executive Officer