Form 10QSB
period 2001-07-31
BF ACQUISITION GROUP V INC
filed 2004-06-17
CIK 1089778

U.S. Securities and Exchange Commission

                            Washington, DC 20549

                                  Form 10-QSB

[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 2001
                                       -------------

[ ] 	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ________ to _________

                      Commission File number 0-256853


                       BF Acquisition Group V, Inc.
  ----------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

                                  Florida
  ----------------------------------------------------------------------
      (State or other jurisdiction of incorporation or organization)

                                65-0913588
  ----------------------------------------------------------------------
                      (IRS Employer Identification No.)

            2501 Turk Boulevard, San Francisco, California 94118
   ----------------------------------------------------------------------
                  (Address of principal executive offices)

                              (415) 831-1974
   ----------------------------------------------------------------------
                         (Issuer's telephone number)

   ----------------------------------------------------------------------
   (Former name, former address, and former fiscal year, if changed since last report)

                     APPLICABLE ONLY TO CORPORATE ISSUERS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 15, 2004, there were approximately 815,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                         BF ACQUISITION GROUP V, INC.

                              Form 10-QSB Index
                                July 31, 2001

												Page

Part I: Financial Information......................................... 2

        Item 1. Financial Statements.................................. 3
                Balance Sheet as of July 31, 2001 .................... 4

                Statement of Operations For the Three
                Months Ended July 31, 2001 and 2000 and
                Period from Inception (April 15, 1999)
                through July 31, 2001 (Unaudited)..................... 5

		Statement Of Cash Flows For the Three
                Months Ended July 31, 2001 and 2000 and
                Period from Inception (April 15, 1999)
                through July 31, 2001 (Unaudited)..................... 6

		Notes To Condensed Financial Statements for the
                Interim Period Ended July 31, 2001 (Unaudited)........ 7

        Item 2. Management's Plan of Operation........................ 10

        Item 3. Controls and Procedures............................... 10

Part II:Other Information............................................. 11

        Item 1. Legal Proceedings..................................... 11

        Item 2. Changes in Securities................................. 11

        Item 3. Defaults Upon Senior Securities ...................... 11

        Item 4. Submission of Matters to a Vote of Security Holders... 11

        Item 5. Other Information..................................... 11

        Item 6. Exhibits and Reports on Form 8-K...................... 12

Signatures............................................................ 12

                                    PART I
                             FINANCIAL INFORMATION


Item 1.  Financial Statements

BF ACQUISITION GROUP V, INC.
(A Development Stage Company)
BALANCE SHEET
(unaudited)
                                                              July 31,
                                                                2001
                                                             ----------


                                  ASSETS

Current assets:
    Cash and cash equivalents                                 $     441
                                                             ----------

         Total assets                                         $     441
                                                             ==========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT


Accrued Expenses                                                  2,450
Loans from Shareholders                                             150
                                                             ----------
         Total liabilities                                        2,600
                                                             ----------


Stockholders' deficit:
    Preferred stock, no par value; 5,000,000 shares
      authorized; none issued or outstanding                        -
    Common stock $0.001 par value; 50,000,000 shares
      authorized, 815,000 shares issued and outstanding             815
    Additional paid-in capital                                    4,626
    Deficit accumulated during the development stage             (7,600)
                                                             ----------
         Total stockholders' deficit                             (2,159)
                                                             ----------

         Total liabilities and stockholders' deficit          $     441
                                                             ==========


The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP V, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
  (unaudited)


                                                                                                       Period from
                                                                                                        inception
                                                               Three months       Three months       (April 15, 1999)
                                                                   ended             ended               through
                                                                  July 31,          July 31,             July 31,
                                                                   2001              2000                 2001
                                                            -----------------   -----------------   -----------------


Revenues                                                      $          -        $          -        $          -
                                                            -----------------   -----------------   -----------------


General and administrative expenses                                      613                 495               7,600
                                                            -----------------   -----------------   -----------------

    Loss before income tax provision                                    (613)               (495)             (7,600)
                                                            -----------------   -----------------   -----------------

Provision for income taxes                                               -                   -                   -
                                                            -----------------   -----------------   -----------------

    Net loss                                                  $         (613)     $         (495)     $       (7,600)
                                                            =================   =================   =================


    Basic and diluted loss per common share:

    Basic and diluted loss per common share                   $      (0.0008)     $      (0.0006)
                                                            =================   =================

    Weighted average number of common shares outstanding             815,000             795,000
                                                            =================   =================



The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP V, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)



                                                                                                         Period from
                                                                  For the             For the             inception
                                                                three months        three months       (April 15, 1999)
                                                                   ended               ended               through
                                                                July 31, 2001       July 31, 2000       July 31, 2001
                                                              -----------------   -----------------   -----------------

Cash flows from operating activities:
    Net loss                                                    $      (613)        $      (495)        $     (7,600)
    Common stock issued for services                                    -                                        441
    Changes in liabilities:
         Increase (decrease) in accrued expenses                        550                 (98)               2,450
                                                              -----------------   -----------------   -----------------

              Net cash used in operating activities                     (63)               (593)              (4,709)
                                                              -----------------   -----------------   -----------------

Cash flows from financing activities:
    Loan received from related party                                                                             150
    Sale of common stock                                                -                   -                  5,000
                                                              -----------------   -----------------   -----------------

              Net cash provided by financing activities                 -                   -                  5,150
                                                              -----------------   -----------------   -----------------

Net decrease in cash and cash equivalents                               (63)               (593)                 441

Cash and cash equivalents at beginning of period                        504               1,082                  -
                                                              -----------------   -----------------   -----------------

Cash and cash equivalents at end of period                      $       441         $       489         $        441
                                                              =================   =================   =================



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

    The information for the three months ended July 31, 2001 has not been audited by independent certified public accountants, but includes all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period.

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

    It is suggested that these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-SB (see File Number 000-26849) on file with the Securities and Exchange Commission.

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

    Segment Information
    -------------------

    The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", effective April 30, 1999. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas and major customers. The Company operates its business as a single segment. As a result, no additional disclosure is required.

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

    Preferred Stock
    ---------------

    The Board of Directors of the Company is authorized to provide for the issuance of the preferred stock in classes or series and, by filing the appropriate articles of amendment with the Secretary of State of Florida, is authorized to establish the number of shares to be included in each class or series and the preferences, limitations and relative rights of each class or series, which may include a conversion feature into common stock. This type of preferred stock is commonly referred to as "blank check preferred stock". As of December 4, 2003, no shares of preferred stock have been issued and no preferences, limitations and relative rights have been assigned.

5.  GOING CONCERN
    -------------

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

Item 2.  Management's Plan of Operation.

                                    Overview

    The following discussion "Management's Plan of Operation" contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Quarterly Report on Form 10-QSB.

    The following is qualified by reference to, and should be read in conjunction with our financial statements ("Financial Statements"), and the notes thereto, included elsewhere in this Form 10-QSB, as well as the discussion hereunder "Management's Plan of Operation".

                              Plan Of Operation

        During the period covered by this report, BF Acquisition Group II, Inc. (the "Company") conducted no business operations and generated no revenue.

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

Item 3.  Controls and Procedures.

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

        Not Applicable

Item 3.  Defaults Upon Senior Securities

        Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

	Not Applicable

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

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


(b) Reports on Form 8-K

	Not Applicable



                                SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BF ACQUISITION GROUP V, INC.


Registrant

By:/s/William Colucci
   ---------------------------
   William Colucci, President

Dated: June 16, 2004


By:/s/William Colucci
   ---------------------------
   William Colucci, President

Dated: June 16, 2004


By:/s/ William Colucci
   ---------------------------
   William Colucci, Treasurer

 Dated: June 16, 2004