Form 10QSB
period 2001-10-31
BF ACQUISITION GROUP V INC
filed 2004-06-17
CIK 1089778

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                           Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended October 31, 2001
                                   ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) O  THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________ to _________


                Commission File number 0-26853

                 BF Acquisition Group V, Inc.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

                             Florida
-----------------------------------------------------------------
 (State or other jurisdiction of incorporation or organization)

                            65-0913588
-----------------------------------------------------------------
                (IRS Employer Identification No.)

      2501 Turk Boulevard, San Francisco, California 94118
-----------------------------------------------------------------
            (Address of principal executive offices)

                         (415) 831-1974
-----------------------------------------------------------------
                   (Issuer's telephone number)

-----------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

              APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 15, 2004, there were approximately 815,000 shares of common stock, $0.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one);

                    Yes [ ]            No [X]

                  BF ACQUISITION GROUP V, INC.

                        Form 10-QSB Index
                        October 31, 2001


                                                               Page

Part I:  Financial Information...............................    2

 Item 1. Financial Statements................................    3
         Balance Sheet as of October 31, 2001 (Unaudited)....    4

         Statement of Operations For the Three
         Months Ended October 31, 2001 and 2000 and
         Six Months Ended October 31, 2001 and 2000
         and Period from Inception (April 15, 1999)
         through October 31, 2001 (Unaudited)................    5

         Statement Of Cash Flows For the Six
         Months Ended October 31, 2001 and 2000 and
         Period from Inception (April 15, 1999)
         through October 31, 2001 (Unaudited)................    6

         Notes To Condensed Financial Statements for the
         Interim Period Ended October 31,  2001
         (Unaudited).........................................    7

 Item 2. Management's Plan of Operation......................    10

 Item 3. Controls and Procedures.............................    10

Part II: Other Information...................................    11

 Item 1. Legal Proceedings...................................    11

 Item 2. Changes in Securities...............................    11

 Item 3. Defaults Upon Senior Securities.....................    11

 Item 4. Submission of Matters to a Vote of Security
           Holders ..........................................    11

 Item 5. Other Information...................................    11

 Item 6. Exhibits and Reports on Form 8-K....................    12

Signatures...................................................    12

                             PART I
                      FINANCIAL INFORMATION


Item 1.  Financial Statements

BF ACQUISITION GROUP V, INC.
(A Development Stage Company)
BALANCE SHEET
(unaudited)


                                                          October 31,
                                                              2001
                                                          -----------
                       ASSETS

Current assets:
  Cash and cash equivalents                               $       396
                                                          -----------

        Total assets                                      $       396
                                                          ===========

        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accrued Expenses                                        $     3,000
  Loans from Shareholders                                         150
                                                          -----------
        Total current liabilities                               3,150
                                                          -----------

Stockholders' deficit:
  Preferred stock, no par value; 5,000,000 shares
    authorized; none issued or outstanding                          -
  Common stock $0.001 par value; 50,000,000 shares
    authorized, 815,000 shares issued and outstanding             815
  Additional paid-in capital                                    4,626
  Deficit accumulated during the development stage             (8,195)
                                                          -----------
         Total stockholders' deficit                           (2,754)
                                                          -----------

         Total liabilities and stockholders' deficit      $       396
                                                          ===========



The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP V, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

                                                                                                          Period from
                                                                                                           inception
                                              Three months    Three months    Six months   Six months   (April 15, 1999)
                                                ended            ended         ended        ended           through
                                              October 31,     October 31,    October 31,  October 31,     October 31,
                                                 2001            2000           2001          2000             2001
                                              ------------   ------------    -----------  -----------   ---------------
Revenues                                      $          -   $          -    $         -  $         -   $             -


General and administrative expenses                    595            677          1,208        1,172             8,195
                                              ------------   ------------    -----------  -----------   ---------------

   Loss before income tax provision                   (595)          (677)        (1,208)      (1,172)           (8,195)

Provision for income taxes                               -              -              -            -                 -
                                              ------------   ------------    -----------  -----------   ---------------
   Net loss                                   $       (595)  $       (677)   $    (1,208) $    (1,172)  $        (8,195)
                                              ============   ============    ===========  ===========   ===============

  Basic and diluted loss per common share:

  Basic and diluted loss per common share     $    (0.0007)  $    (0.0009)   $   (0.0015) $   (0.0015)
                                              ============   ============    ===========  ===========

  Weighted average number of common
  shares outstanding                               815,000        795,000        815,000      795,000
                                              ============   ============    ===========  ===========




The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP V, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)


                                                                                                      Period from
                                                             For the            For the          inception
                                                            six months        six months      (April 15, 1999)
                                                              ended             ended             through
                                                        October 31, 2001   October 31, 2000   October 31, 2001
                                                        ----------------   ----------------   ----------------

Cash flows from operating activities:
  Net loss                                              $         (1,208)  $         (1,172)  $         (8,195)
  Common stock issued for services                                     -                  -                441
  Changes in liabilities:
  Increase in accrued expenses                                     1,100                302              3,000
                                                        ----------------   ----------------   ----------------

     Net cash used in operating activities                          (108)              (870)            (4,754)
                                                        ----------------   ----------------   ----------------

Cash flows from financing activities:
  Loan received from related party                                     -                  -                150
  Sale of common stock                                                 -                  -              5,000
                                                        ----------------   ----------------   ----------------

     Net cash provided by financing activities                         -                  -              5,150
                                                        ----------------   ----------------   ----------------

Net decrease in cash and cash equivalents                           (108)              (870)               396

Cash and cash equivalents at beginning of period                     504              1,082                  -
                                                        ----------------   ----------------   ----------------

Cash and cash equivalents at end of period              $            396   $            212   $            396
                                                        ================   ================   ================



The accompanying notes are an integral part of these financial statements.

                  BF ACQUISITION GROUP V, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
                           (unaudited)



1. ORGANIZATION AND BASIS OF PRESENTATION:

   BF   Acquisition   Group  II,  Inc.,   (the   "Company"),   a
   development stage company, was organized in Florida on April 15, 1999 as a "shell" company which plans to look for suitable business partners or acquisition candidates to merge with or acquire. Operations since incorporation have consisted primarily of obtaining the initial capital contribution by the founding shareholders and coordination of activities regarding the SEC registration of the Company.

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

   The information for the three and six months ended October 31, 2001 has not been audited by independent certified public accountants, but includes all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period.

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

BF ACQUISITION GROUP V, INC.


Registrant

By: /s/William Colucci
   ------------------------------
      William Colucci, President

Dated: June 16, 2004

By: /s/William Colucci
   ------------------------------
      William Colucci, President

Dated: June 16, 2004

By: /s/William Colucci
   ------------------------------
      William Colucci, Treasurer

Dated: June 16, 2004