Form 10KSB
period 2003-04-30
BF ACQUISITION GROUP V INC
filed 2004-06-18
CIK 1089778

U.S. Securities and Exchange Commission
                            Washington D.C.  20549

                                FORM 10-KSB

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended April 30, 2003

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to_______________

Commission file Number 0-26853


                         BF Acquisition Group V, Inc.
                         -----------------------------
                 (Name of small business issuer in its charter)


        Florida                                  65-0913588
   -------------------------------------------------------------------
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)           Identification No.)

     2501 Turk Boulevard, San Francisco, California       94118
   -------------------------------------------------------------------
    (Address of principal executive offices)            (Zip Code)

(Issuer's telephone number)  415-831-1974

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year............$0.00

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

    Compensation of Directors

    During the fiscal year ending April 30, 2003, no director received any type of compensation from our Company for serving as such.

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

Item 11.      Security Ownership Of Certain Beneficial Owners and
              Management.

              Security Ownership of Certain Beneficial Owners

    The following table sets forth, as of the end of the fiscal year covered by this report, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common
Stock:

Name and Address                  Amount and Nature            Percent
of Beneficial Owner               of Beneficial Ownership      of Class(1)
-------------------               -----------------------      -----------

David M. Bovi                     400,000                       49%
319 Clematis Street, Suite 700
West Palm Beach, Fl 33401

William R. Colucci                300,000                       37%
2501 Turk Boulevard
San Francisco, California 94118
___________________________________________________________________________


1. Based upon 815,000 shares of the Company's Common Stock outstanding as of April 30, 2003, the end of the fiscal year covered by this report.

    The following table sets forth, as of the end of the fiscal year covered by this report, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of the Company's Common Stock of each of the officers and directors of the Company, and the officers and directors of the Company as a group:

Name and Address                  Amount and Nature            Percent
of Beneficial Owner               of Beneficial Ownership      of Class(1)
-------------------               -----------------------      -----------

William R. Colucci                300,000                       37%
2501 Turk Boulevard
San Francisco, California 94118

All Officers and Directors
as a Group (1 person).            300,000                       37%
___________________________________________________________________________


1. Based upon 815,000 shares of the Company's Common Stock outstanding as of April 30, 2003, the end of the fiscal year covered by this report.

     Our Company currently has no securities authorized for issuance under any equity compensation plans.

Item 12.      Certain Relationships And Related Transactions.

    Not applicable.

Item 13.      Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS.
-----------------

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

     32.2 Certification of the Treasurer of BF Acquisition Group V, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K.

       We filed no reports on Form 8-K during the last quarter of the year ended April 30, 2003.

Item 14.      Principal Accountant Fees And Services

    Audit Fees. The aggregate fees billed for the fiscal years ended April 30, 2003 and April 30, 2002 for professional services rendered by De Leon & Company for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $1,000, and $1,000, respectively.

    Audit-Related Fees. There were no fees billed for the fiscal years ended April 30, 2003 and April 30, 2002 for assurance and related services by De Leon that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

    Tax Fees. There were no fees billed for the fiscal years ended April 30, 2003 and April 30, 2002 for tax compliance, tax advice, or tax planning.

    All Other Fees. No fees were billed for the fiscal years ended April 30, 2003 and April 30, 2002 for products and services provided by De Leon other than the services reported in the Audit
Fees, Audit-Related Fees, and Tax Fees categories above.

    Audit Committee Pre-Approval Policies. The Company's standing audit committee currently does not have any pre-approval policies or procedures concerning services performed by De Leon. However, the services performed by De Leon for our fiscal years ended April 30, 2003 and April 30, 2002 audit and thereafter that are described above were pre-approved by the Company's standing audit committee. None of the hours expended on De Leon's engagement to audit the Company's financial statements for the fiscal years ended April 30, 2003 and April 30, 2002 were attributed to work performed by persons other than De Leon's full-time, permanent employees.

                               Appendix A
                          Financial Statements.

    The following Audited Financial Statements are filed as part of this Form 10-KSB Report:

CONTENTS

PAGE F-1      INDEPENDENT AUDITORS' REPORT

PAGE F-2      BALANCE SHEETS AS OF APRIL 30, 2003 AND 2002

PAGE F-3      STATEMENTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2003
              AND 2002

PAGE F-4 STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE YEARS ENDED APRIL 30, 2003 AND 2002

PAGE F-5      STATEMENTS OF CASH FLOWS FOR THE YEARS APRIL 30, 2003 AND 2002

PAGES F-6-F-18 NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED APRIL
               30, 2003 AND 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:



By:/s/ William Colucci
   ----------------------------
   William Colucci, President

Dated: June 16, 2004


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ William Colucci
   ----------------------------
   William Colucci, President,
   Treasurer, director

Dated: June 16, 2004

                          BF ACQUISITION GROUP V, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                 APRIL 30, 2003

                          BF ACQUISITION GROUP V, INC.





                                    CONTENTS


PAGE         1        INDEPENDENT AUDITORS' REPORT

PAGE         2        BALANCE SHEET AS OF APRIL 30, 2003

PAGE         3        STATEMENTS OF OPERATIONS FOR THE TWO YEARS ENDED APRIL 30,
                      2003 AND 2002 AND FOR THE PERIOD FROM APRIL 15, 1999
                      (INCEPTION) THROUGH APRIL 30, 2003

PAGE         4        STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE
                      PERIOD FROM APRIL 15, 1999 (INCEPTION) THROUGH APRIL 30,
                      2003

PAGE         5        STATEMENTS OF CASH FLOWS FOR THE TWO YEARS ENDED APRIL 30,
                      2003 AND 2002 AND FOR THE PERIOD FROM APRIL 15, 1999
                      (INCEPTION) THROUGH APRIL 30, 2003

PAGES      6 - 8      NOTES TO FINANCIAL STATEMENTS

                             DE LEON & COMPANY, P.A.


                          Independent Auditor's Report

Board of Directors and Stockholders
Bf Acquisition Group V, Inc.

We have audited the accompanying balance sheet of BF Acquisition Group V, Inc. as of April 30, 2003, and the related statements of income, retained earnings, and cash flows for the years ended April 30, 2003 and 2002 and for the period from April 15, 1999 (inception) to April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BF Acquisition Group V, Inc. (a development stage company) as of April 30, 2003, and the results of its operations and its cash flows for the years ended April 30, 2003 and 2002 and for the period from April 15, 1999 (inception) to April 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

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


DE LEON & COMPANY, P.A.

PEMBROKE PINES, FLORIDA
APRIL 30, 2004

BF ACQUISITION GROUP V, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET


                                                              APRIL 30,
                                                                2003
                                                              ---------

                                   ASSETS

Current assets:
    Cash                                                      $    126
                                                              --------


          Total assets                                        $    126
                                                              ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accrued Expenses                                          $  7,450
    Loans from Shareholders                                        450
                                                              --------
          Total current liabilities                              7,900
                                                              --------


Stockholders' equity (deficit):
    Preferred stock, no par value; 5,000,000 shares
        authorized; none issued or outstanding                      --
    Common stock $0.001 par value; 50,000,000 shares
        authorized, 815,000 shares issued and outstanding          815
    Additional paid-in capital                                   4,626
    Deficit accumulated during the development stage           (13,215)
                                                              --------

          Total stockholders' deficit                           (7,774)
                                                              --------

          Total liabilities and stockholders' deficit         $    126
                                                              ========


   The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP V, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

                                                                                          PERIOD FROM
                                                                                            INCEPTION
                                                                                        (APRIL 15, 1999)
                                                    YEAR ENDED          YEAR ENDED           THROUGH
                                                     APRIL 30,           APRIL 30,           APRIL 30,
                                                       2003                2002                2003
                                                     ---------           ---------           --------
Revenues                                             $      --           $      --           $     --


General and administrative expenses                      3,105               3,123             13,215
                                                     ---------           ---------           --------

    Loss before income tax provision                    (3,105)             (3,123)           (13,215)

Provision for income taxes                                  --                  --                 --
                                                     ---------           ---------           --------

    Net loss                                         $  (3,105)          $  (3,123)          $(13,215)
                                                     =========           =========           ========





    Basic and diluted loss per common share          $ (0.0038)          $ (0.0038)
                                                     =========           =========

    Weighted average number of
      common shares outstanding                        815,000             815,000
                                                     =========           =========

   The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP V, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM APRIL 19, 1999 (INCEPTION) TO APRIL 30, 2003



                                                                                        DEFICIT
                                                                                      ACCUMULATED
                                                  COMMON STOCK          ADDITIONL     DURING THE         TOTAL
                                              --------------------       PAID-IN      DEVELOPMENT     STOCKHOLDERS'
                                              SHARES        AMOUNT       CAPITAL        STAGE           DEFICIT
                                              -------       ------       -------      -----------     -------------
Balance, April 15, 1999                            --        $ --        $   --        $     --              --

Sale of 510,000 shares of common stock        510,000         510           490              --           1,000

Common stock issued for services              190,000         190           182              --             372

Net loss                                           --          --            --            (372)           (372)
                                              -------        ----        ------        --------         -------

Balance, April 30, 1999                       700,000        $700        $  672        $   (372)        $ 1,000
                                              =======        ====        ======        ========         =======

Sale of 60,000 shares of common stock          60,000          60         2,940              --           3,000

Common stock issued for services               35,000          35            34              --              69

Net loss                                           --          --            --          (3,637)         (3,637)
                                              -------        ----        ------        --------         -------

Balance, April 30, 2000                       795,000        $795        $3,646        $ (4,009)        $   432
                                              =======        ====        ======        ========         =======

Sale of 20,000 shares of common stock          20,000          20           980              --           1,000

Net loss                                           --          --            --          (2,978)         (2,978)
                                              -------        ----        ------        --------         -------

Balance, April 30, 2001                       815,000        $815        $4,626        $ (6,987)        $(1,546)
                                              =======        ====        ======        ========         =======

Net loss                                           --          --            --          (3,123)         (3,123)
                                              -------        ----        ------        --------         -------

Balance, April 30, 2002                       815,000        $815        $4,626        $(10,110)        $(4,669)
                                              =======        ====        ======        ========         =======

Net loss                                           --          --            --          (3,105)         (3,105)
                                              -------        ----        ------        --------         -------

Balance, April 30, 2003                       815,000        $815        $4,626        $(13,215)        $(7,774)
                                              =======        ====        ======        ========         =======

   The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP V, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

                                                                                                                PERIOD FROM
                                                                                                                 INCEPTION
                                                                                FOR THE          FOR THE     (APRIL 15, 1999)
                                                                                 ENDED            ENDED            THROUGH
                                                                             APRIL 30, 2003   APRIL 30, 2002   APRIL 30, 2003
                                                                             --------------   -------------- ----------------
Cash flows from operating activities:
    Net loss                                                                     $(3,105)        $(3,123)        $(13,215)
    Common stock issued for services 441 Changes in liabilities:
      Increase in accrued expenses                                                 2,775           2,775            7,450
                                                                                 -------         -------         --------

           Net cash used in operating activities                                    (330)           (348)          (5,324)
                                                                                 -------         -------         --------

Cash flows from financing activities:
    Loan received from related party                                                 150             150              450
    Sale of common stock                                                              --              --            5,000
                                                                                 -------         -------         --------

           Net cash provided by financing activities                                 150             150            5,450
                                                                                 -------         -------         --------

Net decrease (increase) in cash                                                     (180)           (198)             126

Cash  at beginning of period                                                         306             504               --
                                                                                 -------         -------         --------

Cash  at end of period                                                           $   126         $   306         $    126
                                                                                 =======         =======         ========


           Supplemental disclosures of cash flow information:

           Cash paid during the year for:
              Interest                                                           $    --         $    --
                                                                                 -------         -------
              Income taxes                                                       $    --         $    --
                                                                                 -------         -------

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

       As of April 30, 2001, the Company had $13,215 of net operating loss carryforwards ("NOL") that expire in the year 2021. A deferred tax asset of approximately $2,000 associated with this NOL has been reserved by a valuation allowance.

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

3.     LOSS PER COMMON SHARE:

       For the fiscal years ended April 30, 2003 and April 30, 2002, basic and diluted weighted average common shares include only common shares outstanding since there were no common stock equivalents.

       A reconciliation of the number of common shares shown as outstanding in the financial statements with the number of shares used in the computation of weighted average common shares outstanding is as follows:

                          BF ACQUISITION GROUP V, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


                                                       2003        2002
                                                      -------     -------
       Common shares outstanding at April 30th        815,000     815,000
       Effect of weighting                                 --          --
                                                      -------     -------
       Weighted average common shares outstanding     815,000     815,000
                                                      =======     =======

4.     CAPITAL STOCK:

       PREFERRED STOCK

       The Board of Directors of the Company is authorized to provide for the issuance of the preferred stock in classes or series and, by filing the appropriate articles of amendment with the Secretary of State of Florida, is authorized to establish the number of shares to be included in each class or series and the preferences, limitations and relative rights of each class or series, which may include a conversion feature into common stock. This type of preferred stock is commonly referred to as "blank check preferred stock". As of April 30, 2003, no shares of preferred stock have been issued and no preferences, limitations and relative rights have been assigned.

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