Form 10QSB
period 2003-10-31
BF ACQUISITION GROUP V INC
filed 2004-06-18
CIK 1089778

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2003.

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

                                Form 10-QSB Index
                                October 31, 2003
                                                                          Page

Part I: Financial Information...............................................2

         Item 1. Financial Statements

                  Balance Sheet as of October 31, 2003 (Unaudited)..........2

                  Statement of Operations For the Three
                  Months Ended October 31, 2003 and 2002 and
                  Six Months Ended October 31, 2003 and 2002
                  and Period from Inception (April 15, 1999)
                  through October 31, 2003  (Unaudited).....................3

                  Statement Of Cash Flows For the Six
                  Months Ended October 31, 2003 and 2002 and
                  Period from Inception (April 15, 1999)
                  through October 31, 2002  (Unaudited).....................4

                  Notes To Condensed Financial Statements for the
                  Interim Period Ended October 31, 2003 (Unaudited) ........5

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

         Item 6.   Exhibits and Reports on Form 8-K ........................10

Signatures..................................................................11

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
BF ACQUISITION GROUP V, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)

                                                             OCTOBER 31,
                                                                2003
                                                             -----------

                                   ASSETS

Current assets:
    Cash and cash equivalents                                 $     32
                                                              --------


          Total assets                                        $     32
                                                              ========

                    LIABILITIES AND STOCKHOLDERS'DEFICIT

Current liabilities
    Accrued expenses                                          $  8,550
    Loans from shareholders                                        450
                                                              --------
          Total current liabilities                              9,000


Stockholders' deficit:
    Preferred stock, no par value; 5,000,000 shares
        authorized; none issued or outstanding                      --
    Common stock $0.001 par value; 50,000,000 shares
        authorized, 815,000 shares issued and outstanding          815
    Additional paid-in capital                                   4,626
    Deficit accumulated during the development stage           (14,409)
                                                              --------
          Total stockholders' deficit                           (8,968)
                                                              --------


          Total liabilities and stockholders' deficit         $     32
                                                              ========


   The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP V, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                                                   PERIOD FROM
                                                                                                                    INCEPTION
                                            THREE MONTHS      THREE MONTHS       SIX MONTHS        SIX MONTHS     (APRIL 15, 1999)
                                                ENDED             ENDED             ENDED             ENDED           THROUGH
                                             OCTOBER 31,       OCTOBER 31,       OCTOBER 31,       OCTOBER 31,       OCTOBER 31,
                                                 2003             2002              2003               2002             2003
                                              ---------         ---------         ---------         ---------         ---------
Revenues                                      $      --         $      --         $      --         $      --         $      --


General and administrative expenses                 598               595             1,194             1,190            14,409
                                              ---------         ---------         ---------         ---------         ---------

   Loss before income tax provision                (598)             (595)           (1,194)           (1,190)          (14,409)

Provision for income taxes                           --                --                --                --                --
                                              ---------         ---------         ---------         ---------         ---------

   Net loss                                   $    (598)        $    (595)        $  (1,194)        $  (1,190)        $ (14,409)
                                              =========         =========         =========         =========         =========



   Basic and diluted loss per common share:

   Basic and diluted loss per common share    $ (0.0007)        $ (0.0007)        $ (0.0015)        $ (0.0015)
                                              =========         =========         =========         =========

   Weighted average number of
     common shares outstanding                  815,000           815,000           815,000           815,000
                                              =========         =========         =========         =========

   The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP V, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                              PERIOD FROM
                                                                          FOR THE             FOR THE          INCEPTION
                                                                        SIX MONTHS          SIX MONTHS      (APRIL 15, 1999)
                                                                          ENDED               ENDED             THROUGH
                                                                      OCTOBER 31, 2003    OCTOBER 31, 2002   OCTOBER 31, 2003
                                                                      ----------------    ----------------   ----------------
Cash flows from operating activities:
    Net loss                                                              $(1,194)          $(1,190)          $(14,409)
    Common stock issued for services                                                                               441
    Changes in liabilities:
      Increase in accrued expenses                                          1,100             1,100              8,550
                                                                          -------           -------           --------

          Net cash used in operating activities                               (94)              (90)            (5,418)
                                                                          -------           -------           --------

Cash flows from financing activities:
    Loan received from related party                                           --                --                450
    Sale of common stock                                                       --                --              5,000
                                                                          -------           -------           --------

          Net cash provided by financing activities                            --                --              5,450
                                                                          -------           -------           --------

Net decrease (increase) in cash and cash equivalents                          (94)              (90)                32

Cash and cash equivalents at beginning of period                              126               306                 --
                                                                          -------           -------           --------

Cash and cash equivalents at end of period                                $    32           $   216           $     32
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

       The information for the three and six months ended October 31, 2003 has not been audited by independent certified public accountants, but includes all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period.

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