Form 10QSB
period 2004-07-31
BF ACQUISITION GROUP V INC
filed 2004-09-20
CIK 1089778

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                           Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended July 31, 2004
                                   -------------

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 20, 2004, there were approximately 1,015,000 shares of common stock, $0.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one);
Yes [ ]    No [X]

                  BF ACQUISITION GROUP V, INC.

                        Form 10-QSB Index
                          July 31, 2004

                                                            Page

Part I:  Financial Information............................    3

  Item 1.  Financial Statements...........................    3

           Balance Sheet as of July 31, 2004 (Unaudited)..    4

           Statement of Operations For the Three
           Months Ended July 31, 2004 and 2003 and
           Period from Inception (April 15, 1999)
           through July 31, 2004 (Unaudited)..............    5

           Statement Of Cash Flows For the Three
           Months Ended July 31, 2004 and 2003 and
           Period from Inception (April 15, 1999)
           through July 31, 2004 (Unaudited)..............    6

           Notes To Financial Statements (Unaudited)......    7

  Item 2.  Management's Plan of Operation.................    8

  Item 3.  Controls and Procedures........................    9

Part II:  Other Information...............................    9

  Item 1.  Legal Proceedings..............................    9

  Item 2.  Unregistered Sales of Equity Securities
           and Use of Proceeds............................    9

  Item 3.  Defaults Upon Senior Securities................    9

  Item 4.  Submission of Matters to a Vote of
           Security Holders...............................    9

  Item 5.  Other Information..............................    10

  Item 6.  Exhibits and Reports on Form 8-K...............    10

Signatures................................................    10

                             PART I
                      FINANCIAL INFORMATION


Item 1.  Financial Statements

BF ACQUISITION GROUP V, INC.
(A Development Stage Company)
BALANCE SHEET



                                                        July 31,
                                                          2004
                                                       ----------
                       ASSETS

Current assets:
  Cash and cash equivalents                            $        -
  Prepaid expenses                                          1,000
                                                       ----------
     Total assets                                      $    1,000
                                                       ==========

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accrued expenses                                     $    2,331
  Due to affiliate                                          6,275
  Loans from shareholders                                     450
                                                       ----------
     Total current liabilities                              9,056
                                                       ----------

Stockholders' deficit:
  Preferred stock, no par value; 5,000,000 shares
    authorized; none issued or outstanding                      -
  Common stock $0.001 par value; 50,000,000 shares
    authorized, 815,000 shares issued and outstanding         815
  Additional paid-in capital                                4,626
  Deficit accumulated during the development stage        (13,497)
                                                       ----------
     Total stockholders' deficit                           (8,056)
                                                       ----------

     Total liabilities and stockholders' deficit       $    1,000
                                                       ==========


The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP V, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                                                                         Period from
                                                                                          inception
                                                        Three months    Three months   (April 15, 1999)
                                                           ended           ended           through
                                                          July 31,        July 31,         July 31,
                                                            2004            2003             2004
                                                        ------------    ------------   ----------------

Revenues                                                $          -    $          -      $        -


General and administrative expenses                            2,425             596          13,497
                                                        ------------    ------------      ----------
  Loss before income tax provision                            (2,425)           (596)        (13,497)

Provision for income taxes                                         -               -               -
                                                        ------------    ------------      ----------
  Net loss                                              $     (2,425)   $       (596)     $  (13,497)
                                                        ============    ============      ==========

  Basic and diluted loss per common share               $    (0.0030)   $    (0.0007)
                                                        ============    ============

  Weighted average number of common shares outstanding       815,000         815,000
                                                        ============    ============



The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP V, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS


                                                                                         Period from
                                                                                          inception
                                                        Three months    Three months   (April 15, 1999)
                                                           ended           ended           through
                                                          July 31,        July 31,         July 31,
                                                            2004            2003             2004
                                                        ------------    ------------   ----------------
Cash flows from operating activities:
  Net loss                                              $     (2,425)   $       (596)     $  (13,497)
  Common stock issued for services                                                               441
  Changes in liabilities:
    Increase in prepaid expenses                              (1,000)                         (1,000)
    Increase (decrease) in accrued expenses                   (2,850)            550           2,331
    Increase in due from affiliate                             6,275               -           6,275
                                                        ------------    ------------      ----------

      Net cash used in operating activities                        -             (46)         (5,450)
                                                        ------------    ------------      ----------

Cash flows from financing activities:
  Loan received from related party                                 -               -             450
  Sale of common stock                                             -               -           5,000
                                                        ------------    ------------      ----------

      Net cash provided by financing activities                    -               -           5,450
                                                        ------------    ------------      ----------

Net decrease (increase) in cash and cash equivalents               -             (46)              -

Cash and cash equivalents at beginning of period                   -             126               -
                                                        ------------    ------------      ----------
Cash and cash equivalents at end of period              $          -    $         80      $        -
                                                        ============    ============      ==========




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

   The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   The information for the three months ended July 31, 2004 and 2003 has not been audited by independent certified public accountants, but includes all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the period.

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

   It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB on file with the Securities and Exchange Commission.


2. GOING CONCERN

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

     Our Company was initially organized as a "shell" company, with plans to seek business partners or acquisition candidates; however, due to capital constraints, we were unable to continue with our business plan. In March 2001, we ultimately ceased our business activities and became dormant, whereby we incurred only minimal administrative expenses. We are currently re-establishing our business plan and management is devoting most of its efforts to general business planning, raising capital, and developing business opportunities.

     As described above, we became dormant for a period of time due to the lack of capital. During that dormant period we incurred a loss from operations, and presently do not have any revenues to cover our incurred expenses. Our management recognizes that we must generate additional resources to enable us to pay our obligations as they come due, and that we must ultimately implement our business plan and achieve profitable operations. We cannot assure you that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected.

     Until we obtain business partners or acquisition candidates, our Company does not expect to meet its current capital requirements for the next twelve months. Additionally, we cannot assure you that if we obtain business partners or acquisition candidates that we will meet our current capital requirements for the next twelve months. We recently obtained $6,275 in affiliate loans to meet some of our current capital requirements, but we cannot assure you that we can obtain additional loans for any amount in the future. Our auditors have included going concern considerations in the Notes to our Financial Statements.

Item 3.     Controls and Procedures.

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's principal executive officer and financial officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. During that period, our Company experienced significant capital constraints, and we ultimately ceased our business activities and became dormant. During the period covered by this report, our Company was unable to comply with its Exchange Act reporting requirements because no accounting work was completed, no financial statements were prepared, and no audits were obtained. The evaluation revealed to the Company's principal executive officer  and  financial  officer  that,  as  a  result  of  those circumstances, the design and operation of the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report, and that the design and operation of the Company's disclosure controls and procedures remain ineffective as of the date of this report.

     Until we obtain business partners or acquisition candidates, our Company does not expect to be able to make significant changes in the Company's internal controls and in other factors that could significantly affect internal controls subsequent to the date of the above-described evaluation period. However, once we obtain business partners or acquisition candidates, our Company expects to adopt an independent audit committee and commit funds for legal and accounting work and the preparation of financial statements and audits, all of which should enable our Company's principal executive officers and financial officers to maintain our Company as current pursuant to its Exchange Act reporting obligations and provide our Company with an effective design and operation of disclosure controls and procedures. We cannot assure you, however, that our obtaining business partners or acquisition candidates will guarantee that we will be able to maintain our Company as current pursuant to its Exchange Act reporting obligations and provide our Company with an effective design and operation of disclosure controls and procedures.

                             PART II
                        OTHER INFORMATION

Item 1.  Legal Proceedings

     Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds

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

BF ACQUISITION GROUP V, INC.


Registrant

By:/s/William Colucci
   -------------------------------
   William Colucci, President

Dated: September 20, 2004


By:/s/William Colucci
   -------------------------------
   William Colucci, President

Dated: September 20, 2004


By:/s/William Colucci
   -------------------------------
   William Colucci, Treasurer

Dated: September 20, 2004