Form 10QSB
period 2004-10-31
BF ACQUISITION GROUP V INC
filed 2004-12-14
CIK 1089778

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004.

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

              2501 Turk Boulevard, San Francisco, California 94118
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (415) 831-1974
 -------------------------------------------------------------------------------
                           (Issuer's telephone number)

 -------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 14, 2004, there were approximately 1,015,000 shares of common stock, $0.001 par value, issued and outstanding.

         Transitional Small Business Disclosure Format (check one);
 Yes |_|    No |X|

                          BF ACQUISITION GROUP V, INC.

                                Form 10-QSB Index
                                October 31, 2004

                                                                                 Page

Part I: Financial Information...................................................   3

         Item 1. Financial Statements ..........................................   3

                  Balance Sheet as of October 31, 2004 (Unaudited)..............   3

                  Statements of Operations For the Three
                  And Six Months Ended October 31, 2004 and 2003 and
                  Period from Inception (April 15, 1999)
                  Through July 31, 2004  (Unaudited)............................   4

                  Statement of Changes in Stockholders' Deficit for the
                  Period April 15, 1999 (Date of Inception) to
                  October 31, 2004 (Unaudited)..................................   5

                  Statement Of Cash Flows For the Three And Six Months Ended
                  October 31, 2004 and 2003 and Period from Inception (April 15,
                  1999) Through July 31, 2004
                  (Unaudited)...................................................   6

                  Notes To Financial Statements (Unaudited) ....................   7

         Item 2. Management's Plan of Operation ................................   9

         Item 3. Controls and Procedures........................................  10

Part II:   Other Information ...................................................  10

         Item 1. Legal Proceedings .............................................  10

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds....  10

         Item 3. Defaults Upon Senior Securities ...............................  10

         Item 4. Submission of Matters to a Vote of Security Holders ...........  10

         Item 5. Other Information .............................................  10

         Item 6. Exhibits.......................................................  10

Signatures .....................................................................  12


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          BF ACQUISITION GROUP V, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET(S)
                                October 31, 2004

                                                                        October 31,   April 30,
                                                                            2004        2004
                                                                          --------    --------
                                     ASSETS
Current Assets:
      Cash and cash equivalents                                           $   --      $   --
                                                                          --------    --------
                Total Current Assets                                          --          --
                                                                          --------    --------

      Total Assets                                                        $   --      $   --
                                                                          ========    ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
      Accrued expenses                                                    $  1,931    $  5,181
      Payables - affiliates                                                  6,350        --
      Loans from shareholders                                                  450         450
                                                                          --------    --------
                Total Current Liabilities                                    8,731       5,631
                                                                          --------    --------


Stockholders' Equity
      Preferred stock, no par value; 5,000,000 shares authorized,
           no shares issued and outstanding                                   --          --
      Common stock, $.001 par value; 50,000,000 shares authorized,
           1,015,000 shares issued and outstanding at October 31, 2004,
           and 815,000 shares issued and outstanding at April 30, 2004       1,015         815
      Additional paid-in capital                                             7,676       4,626
      Deficit accumulated during the development stage                     (17,422)    (11,072)
                                                                          --------    --------
                                                                            (8,731)     (5,631)
                                                                          --------    --------

      Total Liabilities and Stockholders' Equity                          $   --      $   --
                                                                          ========    ========


                          BF ACQUISITION GROUP V, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003
      AND THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION TO OCTOBER 31, 2004
                                   (UNAUDITED)

                                                 Three Months Three Months  Six Months    Six Months
                                     Cumulative      Ended        Ended        Ended        Ended
                                        Since     October 31,  October 31,  October 31,  October 31,
                                      Inception       2004         2003         2004         2003
                                      ---------    ---------    ---------    ---------    ---------
REVENUES
      Revenues                        $    --      $    --      $    --      $    --      $    --

COSTS AND EXPENSES
      General and administrative         17,422        3,925          598        6,350        1,194
                                      ---------    ---------    ---------    ---------    ---------
           Total costs and expenses      17,422        3,925          598        6,350        1,194
                                      ---------    ---------    ---------    ---------    ---------

LOSS BEFORE INCOME TAX BENEFIT          (17,422)      (3,925)        (598)      (6,350)      (1,194)

INCOME TAXES                               --           --           --           --           --
                                      ---------    ---------    ---------    ---------    ---------

NET LOSS                              $ (17,422)   $  (3,925)   $    (598)   $  (6,350)   $  (1,194)
                                      =========    =========    =========    =========    =========

BASIC AND DILUTED WEIGHTED AVERAGE
      COMMON SHARES OUTSTANDING                      847,609      815,000      831,393      815,000
                                                   =========    =========    =========    =========

BASIC AND DILUTED NET LOSS PER
      COMMON SHARE                                 $   (0.00)   $   (0.00)   $   (0.01)   $   (0.00)
                                                   =========    =========    =========    =========

                          BF ACQUISITION GROUP V, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
      FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO OCTOBER 31, 2004
                                   (UNAUDITED)

                                                                                                            Deficit
                                                                      Common Stock                        Accumulated
                                                                 -----------------------     Additional    during the
                                                                 Number of                    Paid-In     Development
                                                                  Shares        Amount        Capital        Stage           Total
                                                                 ---------     ---------     ---------     ---------      ---------

Issuance of initial 510,000 shares on April 15, 1999               510,000     $     510     $     490     $    --        $   1,000
Issuance of shares of common stock in exchange for services        190,000           190           182                          372
Net loss                                                              --            --            --            (372)          (372)
                                                                 ---------     ---------     ---------     ---------      ---------

Balance, April 30, 1999                                            700,000           700           672          (372)         1,000

Issuance of shares of common stock                                  60,000            60         2,940          --            3,000
Issuance of shares of common stock in exchange for services         35,000            35            34          --               69
Net loss                                                              --            --            --          (3,637)        (3,637)
                                                                 ---------     ---------     ---------     ---------      ---------

Balance, April 30, 2000                                            795,000           795         3,646        (4,009)           432

Issuance of shares of common stock                                  20,000            20           980          --            1,000
Net loss                                                              --            --            --          (2,978)        (2,978)
                                                                 ---------     ---------     ---------     ---------      ---------

Balance, April 30, 2001                                            815,000           815         4,626        (6,987)        (1,546)

Net loss                                                              --            --            --          (3,123)        (3,123)
                                                                 ---------     ---------     ---------     ---------      ---------

Balance, April 30, 2002                                            815,000           815         4,626       (10,110)        (4,669)

Net loss                                                              --            --            --          (3,105)        (3,105)
                                                                 ---------     ---------     ---------     ---------      ---------

Balance, April 30, 2003                                            815,000           815         4,626       (13,215)        (7,774)

Net income                                                            --            --            --           2,143          2,143
                                                                 ---------     ---------     ---------     ---------      ---------

Balance, April 30, 2004                                            815,000           815         4,626       (11,072)        (5,631)

Issuance of shares of common stock against affiliate payable       200,000           200         3,050          --            3,250
Net loss for the six months ended October 31, 2004                    --            --            --          (6,350)        (6,350)
                                                                 ---------     ---------     ---------     ---------      ---------

Balance, October 31, 2004                                        1,015,000     $   1,015     $   7,676     $ (17,422)     $  (8,731)
                                                                 =========     =========     =========     =========      =========

               FOR THE SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003
      AND THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO OCTOBER 31, 2004
                                   (UNAUDITED)

                                                                            Six Months    Six Months
                                                              Cumulative      Ended         Ended
                                                                Since       October 31,   October 31,
                                                              Inception        2004          2003
                                                              ---------      --------      --------
Cash Flows From Operating Activities
       Net Income                                              $(17,422)     $ (6,350)     $ (1,194)
       Adjustments to reconcile net loss to net cash flows
             used by operating activities
                   Stock issued in exchange for services            441          --            --
                   Net changes in:
                         Accrued expenses                         1,931        (3,250)        1,100
                         Advances due to affiliates               9,600         9,600          --
                                                               --------      --------      --------
Net cash used by operating activities                            (5,450)         --             (94)
                                                               --------      --------      --------

Cash Flows From Financing Activities
       Proceeds from issuance of common stock                     5,000          --            --
       Loans from related parties                                   450          --            --
                                                               --------      --------      --------
Net cash provided by financing activities                         5,450          --            --
                                                               --------      --------      --------

Net Increase (Decrease) in Cash                                    --            --             (94)

Cash, Beginning of Period                                          --            --             126
                                                               --------      --------      --------

Cash, End of Period                                            $   --        $   --        $     32
                                                               ========      ========      ========

Supplemental Disclosure of Non-Cash Financing
       200,000 shares of common stock issued in exchange
         for repayment towards affiliate payable
             Common stock                                      $    200      $    200      $   --
             Additional paid-in capital                           3,050         3,050          --
                                                               --------      --------      --------
             Due to affiliate repayment                        $ (3,250)     $ (3,250)     $   --
                                                               ========      ========      ========

                          BF ACQUISITION GROUP V, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION
          BF Acquisition Group V, Inc. (the "Company") is a development stage company organized in Florida on April 15, 1999 as a "shell" company, which looks for suitable business partners or acquisition candidates to merge with or acquire. Operations have consisted primarily of obtaining the initial capital contribution by the founding shareholders and coordination of activities regarding the SEC registration of the Company.

      BASIS OF PRESENTATIONS
          The accompanying unaudited condensed financial statements have been prepared by BF Acquisition Group V, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's April 30, 2004 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements in the April 30, 2004 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. Operating results for the six months ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ending April 30, 2005.

      USE OF ESTIMATES
          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      RECLASSIFICATIONS
          Certain reclassifications have been made to the prior period financial statements to conform to the presentation in the current period's financial statements.


NOTE 2 - REALIZATION OF ASSETS

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from activities during the development stage. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          BF ACQUISITION GROUP V, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 3 - PAYABLE TO AFFILIATES

         BF Acquisition Group IV, Inc., related to the Company by common shareholders and management personnel, had provided cash advances for operating expenses of the Company. Currently, such loans are unsecured and without specified redemption date.

         As described below, the Company issued 100,000 shares each to two affiliated companies through common ownership; each 100,000 shares issued reduced amounts owed of $1,625.


NOTE 4 - ISSUANCE OF COMMON STOCK

         By unanimous consent of the Company's sole director, the Company issued 100,000 shares each to two companies affiliated by common ownership in exchange of liabilities due to these affiliates of $1,625 each. Accordingly, 200,000 of $0.001 par value common shares were issued as follows:

         Common stock                       $     200
         Additional paid-in capital         $   3,050
                                            ----------

         Reduction to due to affiliate      $   3,250
                                            ==========

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

         Until we obtain business partners or acquisition candidates, our Company does not expect to meet its current capital requirements for the next twelve months. Additionally, we cannot assure you that if we obtain business partners or acquisition candidates that we will meet our current capital requirements for the next twelve months. We recently obtained $6,275 in affiliate loans to meet some of our current capital requirements, but we cannot assure you that we can obtain additional loans for any amount in the future. On September 15, 2004, we converted $3,250 of such loans to 200,000 shares of our common stock. Our independent auditors have indicated, in their audit opinion for the year ended April 30, 2004 and April 30, 2003, that certain factors raise substantial doubt about our ability to continue as a going concern and these continuing factors are discussed in note 2 to our accompanying October 31, 2004 interim financial statements.

ITEM 3.  CONTROLS AND PROCEDURES.

         As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's principal executive officers and financial officers of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The evaluation revealed to the Company's principal executive officers and financial officers that the design and operation of the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

         There have been no significant changes in the Company's internal controls and in other factors that could significantly affect internal controls subsequent to the date of the above-described evaluation period.


                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On September 15, 2004, our Company converted $3,250 of outstanding affiliate loans to 200,000 shares of our common stock. We issued 100,000 shares of common stock to each of two lenders. The Company relied on Section 4(2) of the Securities Act for these transactions since they did not involve any public offering.

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

BF ACQUISITION GROUP V, INC.

Registrant

By: /s/ William Colucci
    ------------------------------
      William Colucci, President

Dated: December 14, 2004

By: /s/ William Colucci
    ------------------------------
      William Colucci, President

Dated: December 14, 2004

By: /s/ William Colucci
    ------------------------------
      William Colucci, Treasurer

Dated: December 14, 2004