Form 10QSB
period 2005-01-31
BF ACQUISITION GROUP V INC
filed 2005-03-10
CIK 1089778

U.S. Securities and Exchange Commission

                       Washington, DC 20549

                            Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005.

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

                APPLICABLE ONLY TO CORPORATE ISSUERS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 10, 2005, there were approximately 1,015,000 shares of common stock, $0.001 par value, issued and outstanding.

	Transitional Small Business Disclosure Format (check one);
 Yes __    No _X__

                     BF ACQUISITION GROUP V, INC.

                         Form 10-QSB Index
                         January 31, 2005

                                                                         Page

Part I: Financial Information..............................................3

     Item 1. Financial Statements..........................................3

             Balance Sheet as of January 31, 2005 (Unaudited)..............4

             Statements of Operations For the Three
             And Nine Months Ended January 31, 2005 and 2004 and
             The Period April 15, 1999 (Date of Inception)
             To January 31, 2005 (Unaudited)...............................5

             Statement of Changes in Stockholders' Deficit for the
             Period April 15, 1999 (Date of Inception) to
             January 31, 2005 (Unaudited)..................................6

             Statement Of Cash Flows For the Nine
             Months Ended January 31, 2005 and 2004 and
             The Period April 15, 1999 (Date of Inception)
             To January 31, 2005 (Unaudited)...............................7

             Notes To Financial Statements (Unaudited)....................8-9

     Item 2. Management's Plan of Operation................................10

     Item 3. Controls and Procedures.......................................11

Part II:  Other Information................................................11

     Item 1. Legal Proceedings.............................................11

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...11

     Item 3. Defaults Upon Senior Securities...............................11

     Item 4. Submission of Matters to a Vote of Security Holders...........11

     Item 5. Other Information.............................................11

     Item 6. Exhibits......................................................11

Signatures.................................................................12

                            PART I
                     FINANCIAL INFORMATION


Item 1.  Financial Statements

                     BF ACQUISITION GROUP V, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS
                          JANUARY 31, 2005


                                                                   (Unaudited)       (Audited)
                                                                    January 31,      April 30,
                                                                       2005            2004
                                                                    ----------       ----------
                       ASSETS
                       ------

Current Assets:
    Cash and cash equivalents                                        $      -         $      -
                                                                    ----------       ----------
         Total Current Assets                                               -                -
                                                                    ----------       ----------
    Total Assets                                                     $      -         $      -
                                                                    ==========       ==========



	LIABILITIES AND STOCKHOLDERS' DEFICIT
        -------------------------------------

Current Liabilities
    Accrued expenses                                                 $  3,451         $  5,181
    Payables - affiliates                                               7,650                -
    Loans from shareholders                                               450              450
                                                                    ----------       ----------
         Total Current Liabilities                                     11,551            5,631
                                                                    ----------       ----------

Stockholders' Deficit
    Preferred stock, no par value; 5,000,000 shares authorized,
      no shares issued and outstanding                                      -                -
    Common stock, $.001 par value; 50,000,000 shares authorized,
      1,015,000 shares issued and outstanding at January 31, 2005,
      and 815,000 shares issued and outstanding at April 30, 2004       1,015              815
    Additional paid-in capital                                          7,676            4,626
    Deficit accumulated during the development stage                  (20,242)         (11,072)
                                                                    ----------       ----------
                                                                      (11,551)          (5,631)
                                                                    ----------       ----------

    Total Liabilities and Stockholders' Deficit                      $      -         $      -
                                                                    ==========       ==========

           (See Accompanying Notes to Financial Statements)

                              BF ACQUISITION GROUP V, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005 AND 2004
           AND THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION TO JANUARY 31, 2005
                                     (UNAUDITED)



                                                       Three Months    Three Months    Nine Months     Nine Months
                                        Cumulative         Ended          Ended           Ended           Ended
                                          Since         January 31,     January 31,     January 31,     January 31,
                                        Inception          2005            2004            2005            2004
                                       -----------     ------------    ------------    ------------    ------------

REVENUES
    Revenues                           $        -      $        -      $        -      $        -       $        -

COSTS AND EXPENSES
    General and administrative             20,242           2,820             598           9,170            1,792
                                       -----------     ------------    ------------    ------------    ------------
         Total costs and expenses          20,242           2,820             598           9,170            1,792
                                       -----------     ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                  (20,242)         (2,820)           (598)         (9,170)          (1,792)

INCOME TAXES                                    -               -               -               -                -
                                       -----------     ------------    ------------    ------------    ------------

NET LOSS                               $  (20,242)     $   (2,820)     $     (598)     $   (9,170)      $   (1,792)
                                       ===========     ============    ============    ============    ============
BASIC AND DILUTED WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING                           1,015,000         815,000         892,818          815,000
                                                       ============    ============    ============    ============
BASIC AND DILUTED NET LOSS PER
    COMMON SHARE                                       $    (0.00)     $    (0.00)     $    (0.01)      $    (0.00)
                                                       ============    ============    ============    ============


                     (See Accompanying Notes to Financial Statements)

                         BF ACQUISITION GROUP V, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
        FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO JANUARY 31, 2005
                                (UNAUDITED)

                                                                                      Deficit
                                                                                    Accumulated
                                                Common Stock          Additional     during the
                                          Number of                    Paid-In      Development
                                            Shares        Amount       Capital        Stage          Total
                                         ------------   ---------    ---------     ------------    ----------
Issuance of initial 510,000 shares
  on April 15, 1999                          510,000    $    510     $    490      $       -       $   1,000
Issuance of shares of common stock
  in exchange for services                   190,000         190          182                            372
Net loss                                                                                (372)           (372)
                                         ------------   ---------    ---------     ------------    ----------
Balance, April 30, 1999                      700,000         700          672           (372)          1,000

Issuance of shares of common stock            60,000          60        2,940                          3,000
Issuance of shares of common stock
  in exchange for services                    35,000          35           34                             69
Net loss                                                                              (3,637)         (3,637)
                                         ------------   ---------    ---------     ------------    ----------

Balance, April 30, 2000                      795,000         795        3,646         (4,009)            432

Issuance of shares of common stock            20,000          20          980                          1,000
Net loss                                                                              (2,978)         (2,978)
                                         ------------   ---------    ---------     ------------    ----------

Balance, April 30, 2001                      815,000         815        4,626         (6,987)         (1,546)

Net loss                                                                              (3,123)         (3,123)
                                         ------------   ---------    ---------     ------------    ----------

Balance, April 30, 2002                      815,000         815        4,626        (10,110)         (4,669)

Net loss                                                                              (3,105)         (3,105)
                                         ------------   ---------    ---------     ------------    ----------

Balance, April 30, 2003                      815,000         815        4,626        (13,215)         (7,774)
Net income                                                                             2,143           2,143
                                         ------------   ---------    ---------     ------------    ----------

Balance, April 30, 2004                      815,000         815        4,626        (11,072)         (5,631)

Issuance of shares of common stock
  against affiliate payable                  200,000         200        3,050              -           3,250
Net loss for the nine months ended
  January 31, 2005                                                                    (9,170)         (9,170)
                                         ------------   ---------    ---------     ------------    ----------


Balance, January 31, 2005                  1,015,000    $  1,015     $  7,676      $ (20,242)      $ (11,551)
                                         ============   =========    =========     ============    ==========

            (See Accompanying Notes to Financial Statements)

                    BF ACQUISITION GROUP V, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF CASH FLOWS
         FOR THE NINE MONTHS ENDED JANUARY 31, 2005 AND 2004
AND THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO JANUARY 31, 2005
                           (UNAUDITED)

                                                                          Nine Months     Nine Months
                                                          Cumulative         Ended           Ended
                                                            Since         January 31,     January 31,
                                                           Inception         2005            2004
                                                          ------------    ------------    ------------

Cash Flows From Operating Activities
    Net Income                                            $  (20,242)     $   (9,170)     $   (1,792)
    Adjustments to reconcile net loss to net cash flows
      used by operating activities
    Stock issued in exchange for services                        441               -               -
    Net changes in:
         Accrued expenses                                      3,451          (1,730)          1,666
         Advances due to affiliates                           10,900          10,900               -
                                                         ------------    ------------    ------------
Net cash used by operating activities                         (5,450)              -            (126)
                                                         ------------    ------------    ------------
Cash Flows From Financing Activities
    Proceeds from issuance of common stock                     5,000               -               -
    Loans from related parties                                   450               -               -
                                                         ------------    ------------    ------------
Net cash provided by financing activities                      5,450               -               -
                                                         ------------    ------------    ------------

Net Increase (Decrease) in Cash                                    -               -            (126)

Cash, Beginning of Period                                          -               -             126
                                                         ------------    ------------    ------------

Cash, End of Period                                       $        -      $        -      $        -
                                                         ============    ============    ============
Supplemental Disclosure of Non-Cash Financing
    200,000 shares of common stock issued in exchange
    for repayment towards affiliate payable
         Common stock                                     $      200      $      200      $        -
         Additional paid-in capital                            3,050           3,050               -
                                                         ------------    ------------    ------------

         Due to affiliate repayment                       $   (3,250)     $   (3,250)     $        -
                                                         ============    ============    ============


               (See Accompanying Notes to Financial Statements)

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

Basis of Presentations

The accompanying unaudited condensed financial statements have been prepared by BF Acquisition Group V, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's April 30, 2004 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements in the April 30, 2004 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. Operating results for the nine months ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2005.

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

   As described below, the Company, on September 15, 2004, issued
100,000 shares each to one company affiliated through common ownership, and another formerly affiliated; each 100,000 shares issued reduced amounts owed of $1,625.


NOTE 4 - ISSUANCE OF COMMON STOCK

   By unanimous consent of the Company's sole director, the Company issued 100,000 shares each to one company affiliated through common ownership, and another formerly affiliated in exchange of liabilities due to this affiliate and former affiliate of $1,625 each. Accordingly, 200,000 of $0.001 par value common shares were issued as follows:

    Common stock                    $         200
    Additional paid-in capital      $       3,050
                                    --------------
    Reduction to due to affiliate   $       3,250
                                    ==============

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

    Until we obtain business partners or acquisition candidates, our Company does not expect to meet its current capital requirements for the next twelve months. Additionally, we cannot assure you that if we obtain business partners or acquisition candidates that we will meet our current capital requirements for the next twelve months. We obtained $8,100 in affiliate cash advances and loans to meet our current capital requirements, but we cannot assure you that we can obtain additional cash advances or loans for any amount in the future. Our independent auditors have indicated in their audit opinion for the year ended April 30, 2004 and April 30, 2003 that certain factors raise substantial doubt about our ability to continue as a going concern, and these continuing factors are discussed in note 2 to our accompanying January 31, 2005 interim financial statements.

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

	Not Applicable

Item 3.  Defaults Upon Senior Securities

	Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

	Not Applicable

Item 5.  Other Information

	Not Applicable

Item 6.  Exhibits

Exhibit No.     Description of Exhibit       Sequential Page No.

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

BF ACQUISITION GROUP V, INC.

Registrant

By:/s/William Colucci
   --------------------------
   William Colucci, President

Dated: March 10, 2005

By:/s/William Colucci
   --------------------------
   William Colucci, President

Dated: March 10, 2005


By:/s/William Colucci
   --------------------------
   William Colucci, Treasurer

Dated: March 10, 2005