Form 10KSB
period 2005-04-30
BF ACQUISITION GROUP V INC
filed 2005-07-07
CIK 1089778

U.S. Securities and Exchange Commission
                            Washington D.C.  20549

                                FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended April 30, 2005
                                   --------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________________

Commission file Number 0-26853


                         BF Acquisition Group V, Inc.
               ----------------------------------------------
               (Name of small business issuer in its charter)


          Florida                                        65-0913588
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

         2501 Turk Boulevard, San Francisco, California    94118
         ---------------------------------------------------------
         (Address of principal executive offices)       (Zip Code)

(Issuer's telephone number)  415-831-1974
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

           Yes [X]                       No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x]

State issuer's revenues for its most recent fiscal year..........$0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

As of the date of this report, the aggregate market value of our common stock, $0.001 par value, held by non-affiliates was approximately $5,119 (315,000 shares at $0.01625, which is the last price which the registrant's common equity was sold).

         (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical
date................

As of the date of this report, there were approximately 1,015,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one)

            Yes [ ]                     No [x]

                       TABLE OF CONTENTS

PART I

Item 1.   Description of Business
Item 2.   Description of Property
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

PART II

Item 5.   Market for Common Equity, Related Stockholder
          Matters and Small Business Issuer Purchases of Equity
          Securities
Item 6.   Management's Discussion and Analysis or Plan of
          Operation
Item 7.   Financial Statements
Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure
Item 8.A. Controls and Procedures
Item 8.B. Other Information

PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a) of the
          Exchange Act
Item 10.  Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.  Certain Relationships and Related Transactions
Item 13.  Exhibits
Item 14.  Principal Accounting Fees And Services

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

     We were organized as BF Acquisition Group V, Inc. under the laws of the State of Florida on April 15, 1999, as a "shell" company with plans to seek business partners or acquisition candidates. We registered our Company's common stock, par value $0.001 (the "Common Stock") pursuant to Securities and Exchange Commission ("SEC") registration statement Form 10-SB on a voluntary basis in order to become a reporting "shell" company, and on March 24, 2000 the SEC approved our Form 10-SB registration statement. Due to capital constraints, however, we were unable to continue with our business plan. In March 2001, we ultimately ceased our business activities and became dormant, whereby we incurred only minimal administrative expenses. We re-established our business plan in 2004 and our management is devoting its efforts to general business planning, raising capital, and developing business opportunities. Unless the context otherwise requires, all references to the "Company" "we" "our" and other similar terms means BF Acquisition Group V, Inc., a Florida corporation.

                      Our Business

     We are a corporate vehicle created to seek to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business (the "Target Business") which desires to employ our Company to become a reporting corporation under the Securities Exchange Act of 1934 ("Exchange Act"). We conduct virtually no business operations, other than our efforts to seek merger partners or acquisition candidates. We do not engage in any substantive commercial business or other business operations. We face special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We are in our development stage.

     We intend to seek potential business opportunities and effectuate a Business Combination with a Target Business with significant growth potential that, in the opinion of management, could provide a profit to our Company and our shareholders. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. Our efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States; however, we reserve the right to acquire a Target Business located primarily elsewhere. While we may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of our limited resources, we will, in all likelihood, have the ability to effect only a single Business Combination. We may effect a Business Combination with a Target Business that may be financially unstable or in its early stages of development or growth. We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our present management may become involved in the management of the Target Business and/or may hire qualified but as yet unidentified individuals to manage such Target Business. Presently, we have no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

     We encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience in connection with identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, personnel and other resources than we do and we cannot assure that we will have the ability to compete successfully. Our financial resources are limited in comparison to those of many of our competitors. This inherent competitive limitation could compel us to select certain less attractive acquisition prospects. We cannot assure that such prospects will permit us to meet our stated business objectives. We believe, however, that our status as a reporting public entity could give us a competitive advantage over privately held entities having a similar business objective similar to ours. Our limited funds and lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business before we commit our resources thereto.

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

                        Our Employees

     Our present officer and director is our only employee, and he devotes minimal time to our business. We have no full time employees. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees while we are seeking and evaluating Target Businesses.

          Government Regulations That Affect Our Business

     During the period covered by this report, our business was not subject to direct regulation by any domestic or foreign governmental agency, other than regulations generally applicable to businesses, and we believe that we have complied with these laws and regulations in all material respects. If we consummate a Business Combination with a Target Business that operates in an industry that is regulated or licensed by federal, state or local authorities, compliance with such regulations could be a time-consuming and expensive process.

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


                           PART II

Item 5.   Market for Common Equity and Related Stockholder
          Matters and Small Business Issuer Purchases of Equity
          Securities.

     (a)  Market Information

     No public trading market presently exists for our Common
Stock, and we cannot assure you that a trading market for our Common Stock will ever develop.

     (b)  Holders

     During the period covered by this report, approximately 13 holders of record held our Common Stock.

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


     Our Company was initially organized as a "shell" company, with plans to seek business partners or acquisition candidates; however, due to capital constraints, we were unable to continue with our business plan. In March 2001, we ultimately ceased our business activities and became dormant, whereby we incurred only minimal administrative expenses. We re-established our business plan in 2004 and our management is devoting most of its efforts to general business planning, raising capital, and developing business opportunities.

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

     Until we obtain business partners or acquisition candidates, our Company does not expect to meet its current capital requirements for the next twelve months. Additionally, we cannot assure you that if we obtain business partners or acquisition candidates that we will meet our current capital requirements for the next twelve months. We obtained approximately $11,000 in affiliate cash advances and loans to meet our current capital requirements, but we cannot assure you that we can obtain additional cash advances or loans for any amount in the future.

Our independent auditors have indicated in their audit opinion for the year ended April 30, 2005 and April 30, 2004 that certain factors raise substantial doubt about our ability to continue as a going concern, and these continuing factors are discussed in note 2 to our accompanying April 30, 2005 audited financial statements.

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

Item 8B.  Other Information.

     Not Applicable.


                           PART III

Item 9.   Directors,  Executive Officers, Promoters  And  Control
          Persons;  Compliance With Section 16(A) Of The Exchange
          Act.

(a) Identity of directors and executive officers.

Name                     Age     Position               Term/Period Served
----                     ---     --------               ------------------
William  R.  Colucci     65      Director,  President,  1yr./since inception
                                 Treasurer, Secretary


(b) Business experience of directors and executive officers.

     Mr. Colucci has served as a director, president, secretary and treasurer of the Company since its inception in April 1999. Mr. Colucci is also an officer of Universal Capital Management, Inc., a business development company, and an officer and director of BF Acquisition Group III, Inc. Since 1999, Mr. Colucci has been an independent consultant who provides investment banking and business consulting services for emerging growth companies. From September 1997 to December 1999, Mr. Colucci served as a consultant with Harbor Town Management Group Inc., a privately held management firm that provided investment banking and business consulting services. From 1996 to 1997, Mr. Colucci served as Chief Operating Officer and SEC Compliance Officer for Physicians' Laser Services, Inc. From 1991 to 1996, he served as a senior partner of Decision Dynamics, Inc., a private business and real estate consulting firm, where he provided clients such as Alcoa Properties, the Branigar Corporation, and Mobil Land Development Corporation with consulting services that included market and investment analysis, property positioning and economic payback analysis. Mr Colucci received his Bachelor of Science Degree in Economics from St. Joseph's University in Philadelphia in 1964 and has successfully completed advanced courses of study at Stanford University's Graduate School of Business for executives of emerging growth companies.

     Each Director of the Company holds such position until the next annual meeting of shareholders and until his successor is duly elected and qualified. The officers hold office until the first meeting of the board of directors following the annual meeting of shareholders and until their successors are chosen and qualified, subject to early removal by the board of directors.

     Audit Committee Financial Expert

     During the period covered by this report, the Company did not have an audit committee financial expert on its audit committee. This is due to the Company's development stage, lack of business operations, the small number of executive officers involved with the Company, and the fact that the Company expects to operate through strategic consultants with few or no employees. Our board of directors will continue to evaluate, from time to time, whether its audit committee should appoint an audit committee financial expert on its audit committee.

     Audit Committee

     During the period covered by this report, the Company did not have a separately designated standing audit committee in place; the Company's entire board of directors served, and currently serves, in that capacity. This is due to the Company's development stage, lack of business operations, the small number of executive officers involved with the Company, and the fact that the Company expects to operate through strategic consultants with few or no employees. Our board of directors will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place.

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

     Compensation of Directors

     During the period covered by this report, no director received any type of compensation from our Company for serving as such.


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


Item 11.  Security Ownership Of Certain Beneficial Owners  and
          Management.

Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of the end of the fiscal year covered by this report, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common
Stock:

 Name and Address                     Amount and Nature           Percent
of Beneficial Owner                of Beneficial Ownership      of Class(1)
-------------------                -----------------------      -----------
David M. Bovi                              400,000                39.40%
319 Clematis Street, Suite 700
West Palm Beach, Fl 33401

William R. Colucci (2)                     300,000                29.55%
2501 Turk Boulevard
San Francisco, California 94118

Nortia Capital Partners, Inc.              100,000                9.85%
400 Hampton View Court
Alpharetta, Georgia 30004

Universal Capital Management, Inc.         100,000                9.85%
2601 Annand Drive, Suite 16
Wilmington, Delaware 19808
---------------------------------------------------------------------------

  1. Based upon 1,015,000 shares of the Company's Common Stock outstanding as of April 30, 2005, the end of the fiscal year covered by this report.
  2. Mr. Colucci, an officer of Universal Capital Management,
     Inc., disclaims any beneficial ownership in Universal Capital Management, Inc.'s 100,000 shares of the Company's Common Stock.

     The following table sets forth, as of the end of the fiscal year covered by this report, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of the Company's Common Stock of each of the officers and directors of the Company, and the officers and directors of the Company as a group:

 Name and Address                     Amount and Nature           Percent
of Beneficial Owner                of Beneficial Ownership      of Class(1)
-------------------                -----------------------      -----------

William R. Colucci (2)                     300,000                 29.55%
2501 Turk Boulevard
San Francisco, California 94118

All Officers and Directors
as a Group (1 person).                     300,000                 29.55%
---------------------------------------------------------------------------

  1. Based upon 1,015,000 shares of the Company's Common Stock outstanding as of April 30, 2005, the end of the fiscal year covered by this report.
  2. Mr. Colucci, an officer of Universal Capital Management,
     Inc., disclaims any beneficial ownership in Universal Capital Management, Inc.'s 100,000 shares of the Company's Common Stock.

     Our Company currently has no securities authorized for issuance under any equity compensation plans.

Item 12.   Certain Relationships And Related Transactions.

     Not applicable.

Item 13.  Exhibits.

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

     32.2 Certification of the Treasurer of BF Acquisition Group V, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees And Services

Audit Fees.
----------

     The aggregate fees billed for the year ended April 30, 2005 for professional services rendered by Cogen Sklar, LLP for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended April 30, 2005 was $6,500.

     The aggregate fees billed for the year ended April 30, 2004 for professional services rendered by De Leon & Company for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended April 30, 2004 was $3,500.

Audit-Related Fees.
------------------

     No fees were billed for the year ended April 30, 2005 for assurance and related services by Cogen Sklar, LLP that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

     No fees were billed for the year ended April 30, 2004 for assurance and related services by De Leon & Company that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

Tax Fees.
--------

     No fees were billed for the year ended April 30, 2005 for tax compliance, tax advice, or tax planning by Cogen Sklar, LLP that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

     No fees were billed for the year ended April 30, 2004 for tax compliance, tax advice, or tax planning by De Leon & Company that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

All Other Fees.
--------------

     No fees were billed for the fiscal year ended April 30, 2005 for products and services provided by Cogen Sklar, LLP other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

     No fees were billed for the fiscal year ended April 30, 2004 for products and services provided by De Leon & Company other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies.
-------------------------------------

     The Company's audit committee currently does not have any pre-approval policies or procedures concerning services performed by Cogen Sklar, LLP or De Leon & Company. All the services performed by Cogen Sklar, LLP and De Leon & Company that are described above were pre-approved by the Company's audit committee. None of the hours expended on Cogen Sklar, LLP 's engagement to audit the Company's financial statements for the year ended April 30, 2005 or on De Leon & Company's engagement to audit the Company's financial statements for the year ended April

30, 2004 were attributed to work performed by persons other than Cogen Sklar, LLP's or De Leon & Company's full-time, permanent employees.


                       Appendix A
                 Financial Statements.

   The following Audited Financial Statements are filed as part of this Form 10-KSB Report:

CONTENTS

PAGE F-1          INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT
                  (COGEN SKLAR LLP)

PAGE F-2 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (DELEON & COMPANY, P.A.)

PAGE F-3          BALANCE SHEETS AS OF APRIL 30, 2005 AND 2004

PAGE F-4          STATEMENTS OF OPERATIONS FOR THE YEARS
                  ENDED APRIL 30, 2005 AND 2004 AND FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO APRIL
                  30, 2005

PAGE F-5          STATEMENT OF CHANGES IN STOCKHOLDERS'
                  DEFICIT FOR THE PERIOD APRIL 15, 1999 (DATE OF
                  INCEPTION) TO APRIL 30, 2005

PAGE F-6          STATEMENTS OF CASH FLOWS FOR THE YEARS
                  ENDED APRIL 30, 2005 AND 2004 AND FOR THE PERIOD FROM APRIL 15, 1999 (INCEPTION) TO APRIL 30, 2005

PAGES F-7 - F-9   NOTES TO FINANCIAL STATEMENTS APRIL 30, 2005 AND 2004

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
BF Acquisition Group V, Inc.
Newark, Delaware


We have audited the accompanying balance sheet of BF Acquisition Group V, Inc. (a development stage company) as of April 30, 2005, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period April 15, 1999 (date of inception) to April 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The Company's financial statements as of and for the year ended April 30, 2004, and for the period April 15, 1999 (date of inception) through April 30, 2004 were audited by other auditors whose report, dated June 11, 2004 on those statements included an explanatory paragraph that described the substantial doubt about the Company's ability to continue as a going concern discussed in
Note 2 to the financial statements. The financial statements for the period April 15, 1999 (date of inception) through April 30, 2005 reflect no revenues and a net loss of $11,072 of the related total. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of BF Acquisition Group V, Inc. (a development stage company) as of December 31, 2004 and the results of its operations and cash flows for the year then ended and for the period April 15, 1999 (date of inception) to April 30, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's losses from development stage activities and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's actions in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ COGEN SKLAR LLP

Bala Cynwyd, Pennsylvania
June 16, 2005

                  DE LEON & COMPANY, P.A.


       Report of Independent Registered Public Accounting Firm
       -------------------------------------------------------



Board of Directors and Stockholders
BF Acquisition Group V, Inc.

We have audited the accompanying balance sheet of BF Acquisition Group V, Inc. as of April 30, 2004, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended and for the period from April 15, 1999 (inception) to April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BF Acquisition Group V, Inc. (a development stage company) as of April 30, 2004, and the results of its operations and its cash flows for the year then ended and for the period from April 15, 1999 (inception) to April 30, 2004, in conformity with US generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Leon & Company, P.A.

Pembroke Pines, Florida
June 11, 2004

                  BF ACQUISITION GROUP V, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS
                     APRIL 30, 2005 AND 2004



                                                       2005           2004
                                                     --------       --------
      ASSETS

CURRENT ASSETS
 Cash and cash equivalents                           $       -      $       -
                                                     ---------      ---------
TOTAL ASSETS                                         $       -      $       -
                                                     =========      =========
      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accrued expenses                                    $   3,827      $   5,181
 Affiliates payable                                     10,470              -
 Loans from stockholder                                    450            450
                                                     ---------      ---------

TOTAL CURRENT LIABILITIES                               14,747          5,631
                                                     ---------      ---------
      STOCKHOLDERS' DEFICIT

 Preferred Stock, no par value; 5,000,000 shares
  authorized, no shares issued and outstanding               -              -
 Common stock, $.001 par value; 50,000,000 shares
  authorized; 1,015,000 shares outstanding at
  April 30, 2005, and 815,000 shares outstanding         1,015            815
   Additional paid-in capital                            7,676          4,626
 Deficit accumulated during the development stage      (23,438)       (11,072)
                                                     ---------      ---------
                                                       (14,747)        (5,631)
                                                     ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $       -      $       -
                                                     =========      =========


         The accompanying notes are an integral part of these financial statements

                  BF ACQUISITION GROUP V, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED APRIL 30, 2005 AND 2004
 AND THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO APRIL 30, 2005


                                       Cumulative   Year Ended    Year Ended
                                         Since       April 30,     April 30,
                                       Inception       2005          2004
                                       ----------    ---------     ---------
REVENUE
  Sales                                $       -     $       -     $       -

COSTS AND EXPENSES
  General and administrative              23,438        12,366        (2,143)
                                       ---------     ---------     ---------
      Total costs and expenses            23,438        12,366        (2,143)
                                       ---------     ---------     ---------

(LOSS) INCOME BEFORE INCOME TAXES        (23,438)      (12,366)        2,143
                                       ---------     ---------     ---------

INCOME TAXES                                   -             -         -
                                       ---------     ---------     ---------

NET (LOSS) INCOME                      $ (23,438)    $ (12,366)    $   2,143
                                       =========     =========     =========

BASIC AND DILUTED (LOSS) INCOME                      $  ( 0.01)    $       -
  PER COMMON SHARE                                   =========     =========


BASIC AND DILUTED WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                            922,397       815,000
                                                     =========     =========




         The accompanying notes are an integral part of these
                        financial statements

                          BF ACQUISITION GROUP V, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
       FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO APRIL 30, 2005


                                                                 Accumulate
                                      Common Stock   Additional  During the
                                   Number of          Paid-in    Development
                                    Shares   Amount   Capital       Stage        Total
                                    -------- -------  -------    ---------     ---------

Issuance of initial 510,000
  shares on April 15, 1999           510,000 $   510  $   490    $       -     $   1,000
Issuance of shares of common
  stock in exchange for services     190,000     190      182            -           372
Net loss                                   -       -        -         (372)         (372)
                                    -------- -------  -------    ---------     ---------

Balance, April 30, 1999              700,000     700      672         (372)        1,000

Issuance of shares of common stock    60,000      60    2,940            -         3,000
Issuance of shares of common stock
  in exchange for services            35,000      35       34            -            69
Net loss                                   -       -        -       (3,637)       (3,637)
                                    -------- -------  -------    ---------     ---------

Balance, April 30, 2000              795,000     795    3,646       (4,009)          432

Issuance of shares of common stock    20,000      20      980            -         1,000
Net loss                                   -       -        -       (2,978)       (2,978)
                                    -------- -------  -------    ---------     ---------

Balance, April 30, 2001              815,000     815    4,626       (6,987)       (1,546)
Net loss                                   -       -        -       (3,123)       (3,123)
                                    -------- -------  -------    ---------     ---------

Balance April 30, 2002               815,000     815    4,626      (10,110)       (4,669)
Net loss                                   -       -        -       (3,105)       (3,105)
                                    -------- -------  -------    ---------     ---------

Balance, April 30, 2003              815,000     815    4,626      (13,215)       (7,774)
Net income                                 -       -        -        2,143         2,143
                                    -------- -------  -------    ---------     ---------

Balance, April 30, 2004              815,000     815    4,626      (11,072)       (5,631)
Affiliate payables converted
  into common stock                  200,000     200    3,050            -
Net loss                                   -       -        -      (12,366)      (12,366)
                                    -------- -------  -------    ---------     ---------

Balance, April 30, 2005            1,015,000 $ 1,015  $ 7,676    $ (23,438)    $ (14,747)
                                   ========= =======  =======    =========     =========


         The accompanying notes are an integral part of these
                        financial statements

                  BF ACQUISITION GROUP V, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED APRIL 30, 2005 AND 2004
 AND THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO APRIL 30, 2005




                                                 Cumulative    Year Ended    Year Ended
                                                   Since        April 30,     April 30,
                                                 Inception        2005          2004
                                                 ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (Loss) Income                               $ (23,438)    $ (12,366)    $   2,143
 Adjustment to reconcile net income to net cash
  flows used in operating activities
Stock used in exchange for services                    441             -             -
   Net changes in:
    Accrued expenses                                 3,827        (1,354)       (2,269)
    Advances due to affiliates                      13,720        13,720             -
                                                 ---------     ---------     ---------

 Net cash used in operating activities              (5,450)            -          (126)
                                                 ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock              5,000             -             -
 Loans from stockholders                               450             -             -
                                                 ---------     ---------     ---------

 Net cash provided by financing activities           5,450             -             -
                                                 ---------     ---------     ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                    -             -          (126)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                     -             -             -
                                                 ---------     ---------     ---------
CASH AND CASH EQUIVALENTS -
 END OF PERIOD                                   $       -     $       -     $       -
                                                 =========     =========     =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 FINANCING

   Affiliate payable converted to common stock   $   3,250     $   3,250     $       -
                                                 =========     =========     =========




         The accompanying notes are an integral part of these
                       financial statements

                      BF ACQUISITION GROUP V, INC.
                     NOTES TO FINANCIAL STATEMENTS
                        APRIL 30, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
BF Acquisition Group V, Inc. (the "Company") is a development state company organized in Florida on April 15, 1999 as a "shell" company, which looks for suitable business partners or acquisition candidates to merge with or acquire. Operations have consisted primarily of obtaining the initial capital contribution by the founding shareholders and coordination of activities regarding the SEC registration of the Company.

Financial Statement Presentation
--------------------------------
The financial statements are presented in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7,
"Accounting and Reporting by Development Stage Enterprises."

Comprehensive Income
--------------------
The Company follows the SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist of accrued expenses, payables to affiliates and loans to stockholders. The carrying values of accrued expenses, payables to affiliates and loans to stockholders approximate fair value because of their short maturities.

Income Taxes
------------
The Company follows SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Income (Loss) Per Share
-----------------------
The Company follows SFAS No. 128, "Earnings Per Share" resulting in the presentation of basic and diluted earnings per share. The Company has no common stock equivalents, therefore, the amounts reported for basic and dilutive income (loss) per share were the same.

Use of Estimates
----------------
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 BF ACQUISITION GROUP V, INC.
                NOTES TO FINANCIAL STATEMENTS
                   APRIL 30, 2005 AND 2004



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Recently Issued Accounting Pronouncements
-----------------------------------------
In December 2004, the FASB revised SFAS 123, "Accounting for Stock-Based Compensation" to require all companies to expense the fair value of employee stock options. SFAS 123R is effective for the first period ending after December 15, 2005 for a small business issuer. Presently, SFAS 123 is not applicable to the Company.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from activities during the development stage and have a deficiency in working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3 - INCOME TAXES

There is no provision for income taxes for 2005 and 2004 due to the availability of net operating loss carryforwards for which the Company had previously established a 100% valuation allowance for deferred tax assets due to the uncertainty of their recoverability. At April 30, 2005, the Company had net operating loss carryforwards ("NOL's") approximating $23,000. These operating losses are available to offset future taxable income through the 2025. The utilization of these NOL's to reduce the future income taxes will depend on the generation of sufficient taxable income prior to their expiration. There were no temporary differences for the years ended April 30, 2005 and 2004. The Company has established a 100% valuation allowance of approximately $8,000 at April 30, 2005 for the deferred tax assets due to the uncertainty of their realization.

NOTE 4 - PAYABLE TO AFFILIATES

BF Acquisition Group IV, Inc., related to the Company by common shareholders and management personnel, had provided cash advances for operating expenses of the Company. Currently, such loans are unsecured and without specified repayment terms.

As described below, the Company, on September 15, 2004, issued
100,000 shares each to one company affiliated through common ownership, and another formerly affiliated; each 100,000 shares issued reduced amounts owed of $1,625.

                    BF ACQUISITION GROUP V, INC.
                   NOTES TO FINANCIAL STATEMENTS
                      APRIL 30, 2005 AND 2004


NOTE 5 - ISSUANCE OF COMMON STOCK

    By unanimous consent of the Company's sole director, the Company issued 100,000 shares each to one company affiliated through common ownership, and another formerly affiliated in exchange of liabilities due to this affiliate and former affiliate of $1,625 each. Accordingly, $3,250 of affiliate payables were converted to 200,000 shares of the Company's common stock.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

By: /s/ William Colucci
   -----------------------------------
        William Colucci, President

Dated: July 7, 2005


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ William Colucci
   -----------------------------------
      William Colucci, President,
      Treasurer, director

Dated: July 7, 2005