Form 10QSB
period 2005-07-31
BF ACQUISITION GROUP V INC
filed 2005-09-14
CIK 1089778

U.S. Securities and Exchange Commission
                      Washington, DC 20549
                           Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005.

[ ] TRANSITION  REPORT  UNDER SECTION  13  OR  15  (d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File number 0-26853

                  BF Acquisition Group V, Inc.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

          Florida                           65-0913588
--------------------------------------------------------------------
(State or other jurisdiction of   (IRS Employer Identification No.)
incorporation or organization)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _X_
No ___

              APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 14, 2005, there were approximately 1,015,000 shares of common stock, $0.001 par value, issued and outstanding.

      Transitional Small Business Disclosure Format (check  one):
Yes __    No _X__

                  BF ACQUISITION GROUP V, INC.

                        Form 10-QSB Index
                          July 31, 2005

                                                            Page

Part I: Financial Information.............................................3

    Item 1. Financial Statements..........................................3

         Balance Sheets as of July 31, 2005 (Unaudited)
         And April 30, 2005 (Audited) ....................................3

         Statements of Operations For the Three
         Months Ended July 31, 2005 and 2004 and
         The Period April 15, 1999 (Date of Inception)
         To July 31, 2005 (Unaudited).....................................4

         Statement of Changes in Stockholders' Deficit for the
         Period April 15, 1999 (Date of Inception) to
         July 31, 2005 (Unaudited)........................................5

         Statements Of Cash Flows For the Three
         Months Ended July 31, 2005 and 2004 and
         The Period April 15, 1999 (Date of Inception)
         To July 31, 2005 (Unaudited).....................................6

         Notes To Financial Statements (Unaudited).......................7-8

    Item 2. Management's Plan of Operation................................9

    Item 3. Controls and Procedures.......................................10

Part II: Other Information................................................10

    Item 1. Legal Proceedings.............................................10

    Item 2. Unregistered Sales of Equity Securities and Use of
            Proceeds......................................................10

    Item 3. Defaults Upon Senior Securities...............................10

    Item 4. Submission of Matters to a Vote of Security Holders...........10

    Item 5. Other Information.............................................10

    Item 6. Exhibits and Reports on Form 8-K............................10-11

Signatures................................................................11

                             PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements

                 B.F. ACQUISITION GROUP V, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS
                JULY 31, 2005 AND APRIL 30, 2005

                                                                  July 31,      April 30,
                                                                   2005           2005
                                                                (Unaudited)    (Audited)
                                                                -----------    -----------

  ASSETS
Current Assets:
  Cash and cash equivalents                                     $         -    $         -
                                                                -----------    -----------
        Total Current Assets                                              -              -
                                                                -----------    -----------

  Total Assets                                                  $         -    $         -
                                                                ===========    ===========



  LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accrued expenses                                              $       631    $     3,827
  Affiliates payable                                                 19,172         10,470
  Loans from stockholders                                               450            450
                                                                -----------    -----------
        Total Current Liabilities                                    20,253         14,747
                                                                -----------    -----------

Stockholders' Deficit
  Preferred stock, no par value; 5,000,000 shares authorized,
       no shares issued and outstanding                                   -              -
  Common stock, $.001 par value; 50,000,000 shares authorized,
     1,015,000 shares issued and outstanding at July 31, 2005
     and April 30, 2005                                               1,015          1,015
  Additional paid-in capital                                          7,676          7,676
  Deficit accumulated during the development stage                  (28,944)       (23,438)
                                                                -----------    -----------
                                                                    (20,253)       (14,747)
                                                                -----------    -----------

  Total Liabilities and Stockholders' Deficit                   $         -    $         -
                                                                ===========    ===========

        (See accompanying notes to financial statements)

                 B.F. ACQUISITION GROUP V, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004
 AND THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO JULY 31, 2005
                           (Unaudited)


                                                      Three Months   Three Months
                                       Cumulative         Ended         Ended
                                         Since           July 31,      July 31,
                                       Inception          2005           2004
                                       -----------    -----------    -----------
REVENUES
  Revenues                             $         -    $         -    $         -

COSTS AND EXPENSES
  General and administrative                28,944          5,506          2,425
                                       -----------    -----------    -----------
     Total costs and expenses               28,944          5,506          2,425
                                       -----------    -----------    -----------

LOSS BEFORE INCOME TAXES                   (28,944)        (5,506)        (2,425)

INCOME TAXES                                     -              -              -
                                       -----------    -----------    -----------

NET LOSS                               $   (28,944)   $    (5,506)   $    (2,425)
                                       ===========    ===========    ===========
BASIC AND DILUTED WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                             1,015,000        815,000
                                                      ===========    ===========
BASIC AND DILUTED NET (LOSS) INCOME
  PER COMMON SHARE                                    $     (0.01)   $     (0.00)
                                                      ===========    ===========

        (See accompanying notes to financial statements)

                         B.F. ACQUISITION GROUP V, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
       FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO JULY 31, 2005


                                                                                                      Deficit
                                                                                                    Accumulated
                                                                    Common Stock     Additional     during the
                                                               Number of              Paid-In       Development
                                                                Shares    Amount      Capital          Stage         Total
                                                              --------    --------   ---------     -----------    ---------
Issuance of initial 510,000 shares on April 15, 1999           510,000    $    510   $     490     $         -    $   1,000
Issuance of shares of common stock in exchange for services    190,000         190         182                          372
Net loss                                                                                                  (372)        (372)
                                                              --------    --------   ---------     -----------    ---------
Balance, April 30, 1999                                        700,000         700         672            (372)       1,000

Issuance of shares of common stock                              60,000          60       2,940               -        3,000
Issuance of shares of common stock in exchange for services     35,000          35          34               -           69
Net loss                                                                                                (3,637)      (3,637)
                                                              --------    --------   ---------     -----------    ---------
Balance, April 30, 2000                                        795,000         795       3,646          (4,009)         432

Issuance of shares of common stock                              20,000          20         980               -        1,000
Net loss                                                                                                (2,978)      (2,978)
                                                              --------    --------   ---------     -----------    ---------
Balance, April 30, 2001                                        815,000         815       4,626          (6,987)      (1,546)

Net loss                                                                                                (3,123)      (3,123)
                                                              --------    --------   ---------     -----------    ---------
Balance, April 30, 2002                                        815,000         815       4,626         (10,110)      (4,669)

Net loss                                                                                                (3,105)      (3,105)
                                                              --------    --------   ---------     -----------    ---------
Balance, April 30, 2003                                        815,000         815       4,626         (13,215)      (7,774)

Net income                                                                                               2,143        2,143
                                                              --------    --------   ---------     -----------    ---------
Balance, April 30, 2004                                        815,000         815       4,626         (11,072)      (5,631)

Affiliate payables converted into common stock                 200,000         200       3,050               -        3,250
Net loss                                                                                               (12,366)     (12,366)
                                                             ---------    --------   ---------     -----------    ---------
Balance, April 30, 2005 (Audited)                            1,015,000       1,015       7,676         (23,438)     (14,747)

Net loss for the three months ended July 31, 2005                                                      (5,506)      (5,506)
                                                             ---------    --------   ---------     -----------    ---------
Balance, July 31, 2005 (Unaudited)                           1,015,000    $  1,015   $   7,676     $   (28,944)   $ (20,253)
                                                             ---------    --------   ---------     -----------    ---------

                (See accompanying notes to financial statements)

                 B.F. ACQUISITION GROUP V, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004
AND THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO JULY 31, 2005
                           (Unaudited)



                                                                     Three Months   Three Months
                                                       Cumulative       Ended          Ended
                                                         Since         July 31,       July 31,
                                                       Inception         2005           2004
                                                      -----------    -----------    -----------

Cash Flows From Operating Activities
     Net Loss                                         $   (28,944)   $    (5,506)   $    (2,425)
     Adjustments to reconcile net loss to net cash
        flows used by operating activities
          Stock issued in exchange for services               441              -              -
          Net changes in:
             Increase in prepaid expenses                       -                        (1,000)
             Increase/(decrease) in accrued expenses          631         (3,196)        (2,850)
             Increase in advances due to affiliates        22,422          8,702          6,275
                                                      -----------    -----------    -----------
Net cash used by operating activities                      (5,450)             -              -
                                                      -----------    -----------    -----------

Cash Flows From Financing Activities
     Proceeds from issuance of common stock                 5,000              -              -
     Loans from stockholders                                  450              -              -
                                                      -----------    -----------    -----------
Net cash provided by financing activities                   5,450              -              -
                                                      -----------    -----------    -----------

Net Increase (Decrease) in Cash                                 -              -              -

Cash, Beginning of Period                                       -              -              -
                                                      -----------    -----------    -----------

Cash, End of Period                                   $         -    $         -    $         -
                                                      ===========    ===========    ===========


Supplemental Disclosure of Non-Cash Financing
     Affiliate payable converted to common stock      $     3,250    $         -    $         -
                                                      -----------    -----------    -----------


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

   Basis of Presentations
   The  accompanying  unaudited  condensed  financial  statements have been prepared by BF Acquisition Group V, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's April 30, 2005 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to
   Financial Statements in the April 30, 2005 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. Operating results for the three months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006.

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


NOTE 2 - GOING CONCERN

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from activities during the development stage and has a deficiency in working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                  BF ACQUISITION GROUP V, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)



NOTE 3 - PAYABLE TO AFFILIATES

   Universal Capital Management, Inc., related to the Company by common shareholders and management personnel, had provided cash advances for operating expenses of the Company. Currently, such loans are unsecured and without specified redemption date.


NOTE 4 - INCOME TAXES

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

     Until we obtain business partners or acquisition candidates, our Company does not expect to meet its current capital requirements for the next twelve months. Additionally, we cannot assure you that if we obtain business partners or acquisition candidates that we will meet our current capital requirements for the next twelve months. Since our inception, we obtained $19,622 in affiliate cash advances and loans to meet our current capital requirements, but we cannot assure you that we can obtain additional cash advances or loans for any amount in the future. Our independent auditors have indicated in their audit opinion for the year ended April 30, 2005 and April 30, 2004 that certain factors raise substantial doubt about our ability to continue as a going concern, and these continuing factors are discussed in note 2 to our accompanying July 31, 2005 interim financial statements.

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

BF ACQUISITION GROUP V, INC.


Registrant

By: /s/William Colucci
    -----------------------
    William Colucci, President

Dated: September 14, 2005

By: /s/ William Colucci
    ------------------------
    William Colucci, President

Dated: September 14, 2005

By: /s/ William Colucci
    ------------------------
    William Colucci, Treasurer

Dated: September 14, 2005