Form 10QSB
period 2005-10-31
BF ACQUISITION GROUP V INC
filed 2005-12-15
CIK 1089778

U.S. Securities and Exchange Commission
                      Washington, DC 20549
                           Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005.

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 9, 2005, there were approximately 1,015,000 shares of common stock, $0.001 par value, issued and outstanding.

      Transitional Small Business Disclosure Format (check  one):
Yes __    No _X__

                  BF ACQUISITION GROUP V, INC.

                        Form 10-QSB Index
                        October 31, 2005

                                                                        Page

Part I: Financial Information............................................2

    Item  1. Financial Statements........................................2

          Balance Sheets as of October 31, 2005
          And April 30, 2005 (Unaudited) ................................3

          Statements of Changes in Stockholders' Deficit for the
          Period April 15, 1999 (Date of Inception) to
          October 31, 2005 (Unaudited)...................................3

          Statements of Operations For the Three
          And Six Months Ended October 31, 2005 and 2004 and
          For the Period April 15, 1999 (Date of Inception) to
          October 31, 2005  (Unaudited)..................................4

          Statements Of Cash Flows For the Six Months
          Ended October 31, 2005 and 2004 and the
          Period April 15, 1999 (Date of Inception) to
          October 31, 2005  (Unaudited)..................................5

          Notes To Financial Statements (Unaudited)......................6

    Item 2. Management's Plan of Operation...............................7

    Item 3. Controls and Procedures......................................8

Part II: Other Information...............................................9

    Item 1. Legal Proceedings............................................9

    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..9

    Item 3. Defaults Upon Senior Securities..............................9

    Item 4. Submission of Matters to a Vote of Security Holders..........9

    Item 5. Other Information............................................9

    Item 6. Exhibits....................................................10

Signatures..............................................................10

                             PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements

                    BF ACQUISITION GROUP V, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS
                 OCTOBER 31, 2005 AND APRIL 30, 2005



                                                      Oct 31, 05      Apr 30, 05
                                                      -----------    -----------
                                                      (Unaudited)     (Audited)
ASSETS
  Current Assets:
    Cash and cash equivalents                         $         -    $         -
                                                      -----------    -----------
      Total Current Assets                                      -              -
                                                      -----------    -----------

TOTAL ASSETS                                          $         -    $         -
                                                      ===========    ===========

LIABILITIES & STOCKHOLDERS' DEFICIT

  Current Liabilities
    Accrued expenses                                  $     2,631    $     3,827
    Affiliates payable                                     19,427         10,470
    Loans from stockholders                                   450            450
                                                      -----------    -----------

    Total Current Liabilities                              22,508         14,747
                                                      -----------    -----------
  Stockholders' Deficit
    Preferred stock, no par value; 5,000,000
      shares authorized, no shares issued and
      outstanding                                               -              -
    Common stock, $.001 par value; 50,000,000
      shares authorized, 1,015,000 shares issued
      and outstanding at October 31, 2005 and
      April 30, 2005                                        1,015          1,015
    Additional paid-in capital                              7,676          7,676
    Deficit accumulated during the development stage      (31,199)       (23,438)
                                                      -----------    -----------
                                                          (22,508)       (14,747)
                                                      -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT             $         -    $         -
                                                      ===========    ===========

        (See accompanying notes to financial statements)

                     BF ACQUISITION GROUP V, INC.
                     (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
   FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO OCTOBER 31, 2005
                              (UNAUDITED)



                                                                          Deficit
                                                                        Accumulated
                                           Common Stock    Additional   During the
                                        Number of           Paid In     Development
                                         Shares    Amount   Capital        Stage         Total
                                        --------  -------  ---------   ------------     --------
Issuance of initial
   shares on April 15, 1999              510,000      510        490             -         1,000
Issuance of shares of common
   stock in exchange for services        190,000      190        182             -           372
Net loss                                                                      (372)         (372)
                                        --------  -------  ---------   ------------     --------

Balance, April 30, 1999                  700,000      700        672          (372)        1,000

Issuance of shares of common stock        60,000       60      2,940             -         3,000
Issuance of shares of common stock
   in exchange for services               35,000       35         34             -            69
Net loss                                                                    (3,637)       (3,637)
                                        --------  -------  ---------   ------------     --------

Balance, April 30, 2000                  795,000      795      3,646        (4,009)          432
Issuance of shares of common stock        20,000       20        980             -         1,000
Net loss                                                                    (2,978)       (2,978)
                                        --------  -------  ---------   ------------     --------

Balance, April 30, 2001                  815,000      815      4,626        (6,987)       (1,546)

Net loss                                                                    (3,123)       (3,123)
                                        --------  -------  ---------   ------------     --------

Balance, April 30, 2002                  815,000      815      4,626       (10,110)       (4,669)

Net loss                                                                    (3,105)       (3,105)
                                        --------  -------  ---------   ------------     --------

Balance, April 30, 2003                  815,000      815      4,626       (13,215)       (7,774)

Net income                                                                   2,143         2,143
                                        --------  -------  ---------   ------------     --------

Balance, April 30, 2004                  815,000      815      4,626       (11,072)       (5,631)

Affiliate payables converted into
   common stock                          200,000      200      3,050             -         3,250
Net loss                                                                   (12,366)      (12,366)
                                        --------  -------  ---------   ------------     --------

Balance, April 30, 2005 (Audited)      1,015,000    1,015      7,676       (23,438)      (14,747)

Net loss for the six months ended
   October 31, 2005                                                         (7,761)       (7,761)
                                        --------  -------  ---------   ------------     --------

Balance, October 31, 2005 (Unaudited)  1,015,000  $ 1,015   $  7,676     $ (31,199)   $  (22,508)
                                       =========  =======  =========   ============   ==========



        (See accompanying notes to financial statements)

                  BF ACQUISITION GROUP V, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF OPERATIONS
FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO OCTOBER 31, 2005
                           (UNAUDITED)


                                        Cumulative    Three Months    Three Months        Six Months        Six Months
                                          Since         Ended             Ended             Ended             Ended
                                        Inception  October 31, 2005  October 31, 2004  October 31, 2005  October 31, 2004
                                       ----------  ----------------  ----------------  ----------------  ----------------
REVENUES
  Revenues                             $        -   $            -    $          -      $         -        $         -
COSTS AND EXPENSES
  General and administrative              (31,199)           2,255           3,925            7,761              6,350
                                       -----------  --------------    -------------     ------------       -----------

    Total costs and expenses              (31,199)           2,255           3,925            7,761              6,350
                                       -----------  --------------    -------------     ------------       -----------

LOSS BEFORE INCOME TAXES                  (31,199)          (2,255)         (3,925)          (7,761)            (6,350)

INCOME TAXES                                    -                -               -                -                  -
                                       -----------  --------------    -------------     ------------       -----------

NET LOSS                               $  (31,199)  $       (2,255)   $     (3,925)     $    (7,761)       $    (6,350)
                                       ===========  ==============    ==============    ============       ===========
BASIC AND DILUTED WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                              1,015,000          847,609       1,015,000            831,393
                                                    ==============    ==============    ============       ===========
BASIC AND DILUTED NET (LOSS) INCOME
  PER COMMON SHARE                                  $        (0.00)   $       (0.00)   $      (0.01)       $     (0.01)
                                                    ==============    ==============    ============       ===========


        (See accompanying notes to financial statements)

                  BF ACQUISITION GROUP V, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF CASH FLOWS
       FOR THE SIX MONTHS ENDED OCTOBER 31, 2005 AND 2004
 AND FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION TO OCTOBER
                            31, 2005
                           (UNAUDITED)


                                                       Cumulative     Six Months      Six Months
                                                         Since           Ended           Ended
                                                       Inception  October 31, 2005  October 31, 2004
                                                       ---------  ----------------  ----------------
Cash Flows From Operating Activities
  Net Loss                                               (31,199)         (7,761)           (6,350)
  Adjustments to reconcile net loss to net cash
    flows used by operating activities
  Stock issued in exchange for services                      441               -                 -
  Net changes in:
    Increase in prepaid expenses                               -               -                 -
    Increase/ (decrease) in accrued expenses               2,631          (1,196)           (3,250)
    Increase in advances due to affiliates                22,677           8,957             9,600
                                                       ---------  ----------------  ----------------
Net cash used by operating activites                      (5,450)              -                 -
Cash Flows From Financing Activities
  Proceeds from issuance of common stock                   5,000               -                 -
  Loans from stockholders                                    450               -                 -
                                                       ---------  ----------------  ----------------
Net cash provided by financing activities                  5,450               -                 -

Net Increase (Decrease) in Cash                                -               -                 -

Cash, Beginning of Period -                                    -               -
                                                       ---------  ----------------  ----------------

Cash, End of Period                                  $         -  $            -    $            -
                                                     ===========  ===============   ================
Supplemental Disclosure of Non-Cash Financing
  200,000 shares of common stock issued in
  exchange for repayment towards affiliate payable
    Common Stock                                     $       200                    $          200
    Additional paid-in-capital                             3,050                             3,050
                                                     -----------                    ----------------
    Due to affiliate repayment                       $    (3,250)                   $       (3,250)
                                                     ===========                    ================


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

   BASIS OF PRESENTATIONS

   The accompanying unaudited condensed financial statements have been prepared by BF Acquisition Group V, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's April 30, 2005 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements in the April 30, 2005 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. Operating results for the six months ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006.

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

     Until we obtain business partners or acquisition candidates, our Company does not expect to meet its current capital requirements for the next twelve months. Additionally, we cannot assure you that if we obtain business partners or acquisition candidates that we will meet our current capital requirements for the next twelve months. We obtained $19,877 in affiliate cash advances and loans to meet our current capital requirements, but we cannot assure you that we can obtain additional cash advances or loans for any amount in the future. Our independent auditors have indicated in their audit opinion for the year ended April 30, 2005 that certain factors raise substantial doubt about our ability to continue as a going concern, and these continuing factors are discussed in note 2 to our accompanying October 31, 2005 interim financial statements.

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

BF ACQUISITION GROUP V, INC.


Registrant

By: /s/ William Colucci
   ---------------------------
   William Colucci, President

Dated: December 15, 2005

By: /s/ William Colucci
   ---------------------------
   William Colucci, President

Dated: December 15, 2005

By: /s/ William Colucci
   -------------------------------
   William Colucci, Treasurer

Dated: December 15, 2005