Form 10QSB
period 2006-01-31
BF ACQUISITION GROUP V INC
filed 2006-03-15
CIK 1089778

U.S. Securities and Exchange Commission
                           Washington, DC 20549
                               Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended January 31, 2006.

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 10, 2006, there were approximately 1,015,000 shares of common stock, $0.001 par value, issued and outstanding.

	Transitional Small Business Disclosure Format (check one):

                  Yes [ ]                       No [X]

                        BF ACQUISITION GROUP V, INC.

                              Form 10-QSB Index
                               January 31, 2006

                                                                 Page

Part I: Financial Information ..................................   2

   Item 1.   Financial Statements ..............................   2

         Balance Sheets as of January 31, 2006
         And April 30, 2005 (Unaudited).........................   3

         Statements of Operations For the Three
         And Nine Months Ended January 31, 2006 and 2005 and
         For the Period April 15, 1999 (Date of Inception)
         To January 31, 2006 (Unaudited)........................   3

         Statements of Changes in Stockholders' Deficit for
         the Period April 15, 1999 (Date of Inception) to
         January 31, 2006 (Unaudited)...........................   4

         Statements Of Cash Flows For the Nine
         Months Ended January 31, 2006 and 2005 and
         The Period April 15, 1999 (Date of Inception)
         To January 31, 2006 (Unaudited)........................   5

         Notes To Financial Statements (Unaudited) .............   6

   Item 2.   Management's Plan of Operation ....................   7

   Item 3.   Controls and Procedures ...........................   8

Part II: Other Information .....................................   9

   Item 1.   Legal Proceedings .................................   9

   Item 2.   Unregistered Sales of Equity Securities
             and Use of Proceeds................................   9

   Item 3.   Defaults Upon Senior Securities ...................   9

   Item 4.   Submission of Matters to a Vote of Security
             Holders ...........................................   9

   Item 5.   Other Information .................................   9

   Item 6.   Exhibits...........................................  10

Signatures .....................................................  11

                              PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements

                     BF ACQUISITION GROUP V, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS
                 JANUARY 31, 2006 AND APRIL 30, 2005


                                                                     Jan 31, 06     Apr 30, 05
                                                                     (Unaudited)    (Audited)
                                                                     -----------    -----------



ASSETS
   Current Assets:
       Cash and cash equivalents                                     $         -    $         -
       Prepaid Expenses                                              $    10,000    $         -
                                                                     -----------    -----------
           Total Current Assets                                           10,000              -
                                                                     -----------    -----------

TOTAL ASSETS                                                         $    10,000    $         -
                                                                     ===========    ===========
LIABILITIES & STOCKHOLDERS' DEFICIT

   Current Liabilities
       Accrued expenses                                              $       631    $     3,827
       Affiliates payable                                                 34,397         10,470
       Loans from stockholders                                               450            450
                                                                     -----------    -----------

           Total Current Liabilities                                      35,478         14,747
                                                                     -----------    -----------
   Stockholders' Deficit
       Preferred stock, no par value; 5,000,000 shares authorized,
         no shares issued and outstanding                                      -              -
       Common stock, $.001 par value; 50,000,000 shares authorized,
         1,015,000 shares issued and outstanding at January 31, 2006
         and April 30, 2005                                                1,015          1,015
       Additional paid-in capital                                          7,676          7,676
       Deficit accumulated during the development stage                  (34,169)       (23,438)
                                                                     -----------    -----------
                                                                         (25,478)       (14,747)
                                                                     -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                            $    10,000    $         -
                                                                     ===========    ===========



           (See Accompanying Notes to Financial Statements)

                       BF ACQUISITION GROUP V, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF OPERATIONS
     FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2006 AND 2005
  AND THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION TO JANUARY 31, 2006
                              (UNAUDITED)



                                        Cumulative    Three Months       Three Months       Nine Months        Nine Months
                                          Since           Ended              Ended             Ended              Ended
                                        Inception   January 31, 2006   January 31, 2005   January 31, 2006   January 31, 2005
                                       -----------  ----------------   ----------------   ----------------   ----------------
REVENUES
   Revenues                            $         -    $         -        $         -        $         -        $           -

COSTS AND EXPENSES
   General and administrative              (34,169)         2,970              2,820             10,731                9,170
                                       -----------  ----------------   ----------------   ----------------   ----------------

       Total costs and expenses            (34,169)         2,970              2,820             10,731                9,170
                                       -----------  ----------------   ----------------   ----------------   ----------------

LOSS BEFORE INCOME TAXES                   (34,169)        (2,970)            (2,820)           (10,731)              (9,170)

INCOME TAXES                                     -              -                  -                  -                    -
                                       -----------  ----------------   ----------------   ----------------   ----------------

NET LOSS                               $   (34,169)   $    (2,970)       $    (2,820)       $   (10,731)       $      (9,170)
                                       ===========  ================   ================   ================   ================
BASIC AND DILUTED WEIGHTED AVERAGE
     COMMON SHARES OUTSTANDING                          1,015,000            847,609          1,015,000              892,818
                                                    ================   ================   ================   ================
BASIC AND DILUTED NET (LOSS) INCOME
     PER COMMON SHARE                                 $     (0.00)       $     (0.00)       $     (0.01)       $       (0.01)
                                                    ================   ================   ================   ================





                     (See Accompanying Notes to Financial Statements)

                       BF ACQUISITION GROUP V, INC.
                      (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
  FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO JANUARY 31, 2006
                             (UNAUDITED)

                                                                                                Deficit
                                                                                              Accumulated
                                                           Common Stock         Additional     during the
                                                       Number of                 Paid-In       Development
                                                        Shares       Amount      Capital         Stage          Total
                                                    ------------   ---------    ---------     ------------    ----------

Issuance of initial 510,000 shares on April 15, 1999    510,000          510          490               -          1,000
Issuance of shares of common stock in exchange
        for services                                    190,000          190          182               -            372
Net loss                                                                                             (372)          (372)
                                                    ------------   ---------    ---------     ------------    ----------

Balance, April 30, 1999                                 700,000          700          672            (372)         1,000

Issuance of shares of common stock                       60,000           60        2,940               -          3,000
Issuance of shares of common stock in exchange
        for services                                     35,000           35           34               -             69
Net loss                                                                                           (3,637)        (3,637)
                                                    ------------   ---------    ---------     ------------    ----------

Balance, April 30, 2000                                 795,000          795        3,646          (4,009)           432
Issuance of shares of common stock                       20,000           20          980               -          1,000
Net loss                                                                                           (2,978)        (2,978)
                                                    ------------   ---------    ---------     ------------    ----------

Balance, April 30, 2001                                 815,000          815        4,626          (6,987)        (1,546)

Net loss                                                                                           (3,123)        (3,123)
                                                    ------------   ---------    ---------     ------------    ----------

Balance, April 30, 2002                                 815,000          815        4,626         (10,110)        (4,669)

Net loss                                                                                           (3,105)        (3,105)
                                                    ------------   ---------    ---------     ------------    ----------

Balance, April 30, 2003                                 815,000          815        4,626         (13,215)        (7,774)

Net income                                                                                          2,143          2,143
                                                    ------------   ---------    ---------     ------------    ----------

Balance, April 30, 2004                                 815,000          815        4,626         (11,072)        (5,631)

Affiliate payables converted into common stock          200,000          200        3,050               -          3,250
Net loss                                                                                          (12,366)       (12,366)
                                                    ------------   ---------    ---------     ------------    ----------

Balance, April 30, 2005 (Audited)                     1,015,000        1,015        7,676         (23,438)       (14,747)

Net loss for the nine months ended January 31, 2006                                               (10,731)       (10,731)
                                                    ------------   ---------    ---------     ------------    ----------

Balance, January 31, 2006 (Unaudited)                 1,015,000    $   1,015    $   7,676     $   (34,169)    $  (25,478)
                                                    ============   =========    =========     ============    ==========

            (See Accompanying Notes to Financial Statements)

                    BF ACQUISITION GROUP V, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF CASH FLOWS
         FOR THE NINE MONTHS ENDED JANUARY 31, 2006 AND 2005
AND THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO JANUARY 31, 2006
                           (UNAUDITED)

                                                                          Nine Months     Nine Months
                                                          Cumulative         Ended           Ended
                                                            Since         January 31,     January 31,
                                                           Inception         2005            2004
                                                          ------------    ------------    ------------

Cash Flows From Operating Activities
   Net Loss                                                   (34,169)        (10,731)         (9,170)
   Adjustments to reconcile net loss to net cash
       flows used by operating activities
   Stock issued in exchange for services                          441               -               -
   Net changes in:
       Increase in prepaid expenses                                 -          10,000               -
       Increase/ (decrease) in accrued expenses                   631          (3,196)         (1,730)
       Increase in advances due to affiliates                  27,647          23,927          10,900
                                                         ------------    ------------    ------------
Net cash used by operating activites                           (5,450)         20,000               -
Cash Flows From Financing Activities
   Proceeds from issuance of common stock                       5,000               -               -
   Loans from stockholders                                        450               -               -
                                                         ------------    ------------    ------------
Net cash provided by financing activities                       5,450               -               -

Net Increase (Decrease) in Cash                                     -               -               -

Cash, Beginning of Period                                           -               -               -
                                                         ------------    ------------    ------------

Cash, End of Period                                       $         -     $         -     $         -
                                                         ============    ============    ============
Supplemental Disclosure of Non-Cash Financing
   200,000 shares of common stock issued in
   exchange for repayment towards affiliate payable
       Common Stock                                       $       200                     $       200
       Additional paid-in-capital                               3,050                           3,050
                                                         ------------                    ------------
       Due to affiliate repayment                         $    (3,250)                    $    (3,250)
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

	BASIS OF PRESENTATIONS

        The accompanying unaudited condensed financial statements have been prepared by BF Acquisition Group V, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's April 30, 2005 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements in the April 30, 2005 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. Operating results for the nine months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006.

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

       Until we obtain business partners or acquisition candidates, our Company does not expect to meet its current capital requirements for the next twelve months. Additionally, we cannot assure you that if we obtain business partners or acquisition candidates that we will meet our current capital requirements for the next twelve months. We obtained $34,397 in affiliate cash advances and loans to meet our current capital requirements, but we cannot assure you that we can obtain additional cash advances or loans for any amount in the future. Our independent auditors have indicated in their audit opinion for the year ended April 30, 2005 that certain factors raise substantial doubt about our ability to continue as a going concern, and these continuing factors are discussed in note 2 to our accompanying January 31, 2006 interim financial statements.


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

BF ACQUISITION GROUP V, INC.


Registrant

By: /s/ William Colucci
   ---------------------------------
   William Colucci, President

Dated: March 10, 2006


By: /s/ William Colucci
   ---------------------------------
   William Colucci, President

Dated: March 10, 2006


By: /s/ William Colucci
   ---------------------------------
   William Colucci, Treasurer

Dated: March 10, 2006