Form 10KSB
period 2006-04-30
BF ACQUISITION GROUP V INC
filed 2006-08-09
CIK 1089778

U.S. Securities and Exchange Commission
                     Washington D.C.  20549

                           FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file Number 0-26853

                  BF Acquisition Group V, Inc.
______________________________________________________________
       (Name of small business issuer in its charter)

           Florida                          65-0913588
______________________________________________________________
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)         Identification No.)

2501 Turk Boulevard, San Francisco, California      94118
_______________________________________________________________
 (Address of principal executive offices)        (Zip Code)

(Issuer's telephone number)  415-831-1974
                            _____________

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class         Name of exchange on which registered
    None                          None

Securities registered under Section 12(g) of the Exchange Act:

                 Common Stock, $0.001 Par Value
                 ______________________________
                        (Title of Class)

Check whether issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. ____.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__   No _____

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

            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State  the  number of shares outstanding of each of the  issuer's classes of common equity, as of the latest practical date........

As of the date of this report, there were approximately 1,015,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one)

Yes _____      No __X__

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10.   Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.   Certain Relationships and Related Transactions
Item 13.   Exhibits
Item 14.   Principal Accountant Fees And Services

                             PART I

Item 1.        Description Of Business.

                   Forward-Looking Statements

     This Report on Form 10-KSB contains statements that plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include.

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

     (b) Holders

     During  the period covered by this report, approximately  15 holders of record held our Common Stock.

     (c) Dividends

     No cash dividends were declared or paid on our Common Stock since our inception. No restrictions limit our ability to pay dividends on our Common Stock. We do not expect to pay any dividends in the near future.

     (d)   Securities  Authorized  For  Issuance   Under   Equity
Compensation Plans.

     Not applicable.

Recent Sales of Unregistered Securities

     Not applicable.

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

     Until we obtain business partners or acquisition candidates, our Company does not expect to meet its current capital requirements for the next twelve months. Additionally, we cannot assure you that if we obtain business partners or acquisition candidates that we will meet our current capital requirements for the next twelve months. We obtained approximately $34,098 in affiliate cash advances and loans to meet our current capital requirements, but we cannot assure you that we can obtain additional cash advances or loans for any amount in the future. Our independent auditors have indicated in their audit opinion for the year ended April 30, 2006 and April 30, 2005 that certain factors raise substantial doubt about our ability to continue as a going concern, and these continuing factors are discussed in note 2 to our accompanying April 30, 2006 audited financial statements.

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


Name                 Age   Position                Term/Period Served
William R. Colucci   67    Director, President,    1yr./since inception
                           Treasurer, Secretary

(b) Business experience of directors and executive officers.

     Mr. Colucci has served as a director, president, secretary and treasurer of the Company since its inception in April 1999. Mr. Colucci is also an officer of Universal Capital Management, Inc., a business development company. Since 1999, Mr. Colucci has been an independent consultant who provides investment banking and business consulting services for emerging growth companies. From September 1997 to December 1999, Mr. Colucci served as a consultant with Harbor Town Management Group Inc., a privately held management firm that provided investment banking and business consulting services. From 1996 to 1997, Mr. Colucci served as Chief Operating Officer and SEC Compliance Officer for Physicians' Laser Services, Inc. From 1991 to 1996, he served as a senior partner of Decision Dynamics, Inc., a private business and real estate consulting firm, where he provided clients such as Alcoa Properties, the Branigar Corporation, and Mobil Land Development Corporation with consulting services that included market and investment analysis, property positioning and economic payback analysis.

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


Item 11.  Security Ownership Of Certain Beneficial Owners and
          Management.

         Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of the end of the fiscal year covered by this report, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common
Stock:

Name and Address                  Amount and Nature      Percent
of Beneficial Owner            of Beneficial Ownership  of Class(1)
David M. Bovi                       175,000   (D)         17.24%
319 Clematis Street, Suite 700
West Palm Beach, Fl 33401

William R. Colucci (2)              175,000   (D)         17.24%
2501 Turk Boulevard
San Francisco, California 94118

Joseph Thomas Drennan (2)           175,000   (D)         17.24%
2601 Annand Drive, #16
Wilmington DE 19808

Queen Barbara Jean (3)              175,000   (I)         17.24%
3100 Old Limestone Road
Wilmington, Delaware 19808

Nortia Capital Partners, Inc.       100,000   (D)          9.85%
400 Hampton View Court
Alpharetta, Georgia 30004

Universal Capital Management, Inc.  100,000   (D)          9.85%
2601 Annand Drive, Suite 16
Wilmington, Delaware 19808

___________________________________________________________________
  1. Based upon 1,015,000 shares of the Company's Common Stock outstanding as of April 30, 2006, the end of the fiscal year covered by this report.
  2. Mr. Colucci and Mr. Drennan, both officers of Universal Capital Management, Inc., disclaim any beneficial ownership in Universal Capital Management, Inc.'s 100,000 shares of the Company's Common Stock.
  3. These shares are held in Zenith Holdings, Inc., a corporation owned and controlled by Barbara Queen.

     The following table sets forth, as of the end of the fiscal year covered by this report, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of the Company's Common Stock of each of the officers and directors of the Company, and the officers and directors of the Company as a group:

Name and Address                Amount and Nature       Percent
of Beneficial Owner           of Beneficial Ownership  of Class(1)
William R. Colucci (2)               175,000             17.24%
2501 Turk Boulevard
San Francisco, California 94118

All Officers and Directors
as a Group (1 person)                175,000             17.24%

___________________________________________________________________
  1. Based upon 1,015,000 shares of the Company's Common Stock outstanding as of April 30, 2006, the end of the fiscal year covered by this report.
  2. Mr. Colucci, an officer of Universal Capital Management, Inc., disclaims any beneficial ownership in Universal Capital Management, Inc.'s 100,000 shares of the Company's Common Stock.

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

     32.2   Certification of the Treasurer of BF Acquisition
            Group V, Inc. pursuant  to Section 906 of the
            Sarbanes-Oxley  Act  of 2002.

Item 14. Principal Accountant Fees And Services

Audit Fees.
-----------

     The aggregate fees billed for the years ended April 30, 2006 and 2005 for professional services rendered by Morison Cogen, LLP for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended April 30, 2006 was $5,500; and for the year ended April 30, 2005 was $6,500.

Audit-Related Fees.
-------------------

     No fees were billed for the years ended April 30, 2006 and 2005 for assurance and related services by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

Tax Fees.
---------

     No fees were billed for the years ended April 30, 2006 and 2005 for tax compliance, tax advice, or tax planning by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

All Other Fees.
---------------

     No fees were billed for the fiscal years ended April 30, 2006 and 2005 for products and services provided by Morison
Cogen, LLP other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies.
--------------------------------------

     The Company's audit committee currently does not have any pre-approval policies or procedures concerning services performed by Morison Cogen, LLP. All the services performed by Morison
Cogen, LLP that are described above were pre-approved by the Company's audit committee. None of the hours expended on Morison Cogen, LLP 's engagement to audit the Company's financial statements for the years ended April 30, 2006 and 2005 were attributed to work performed by persons other than Morison Cogen, LLP's full-time, permanent employees.

                           Appendix A
                      Financial Statements.

       The following Audited Financial Statements are filed as part of this Form 10-KSB Report:

CONTENTS

PAGE F-1       INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT

PAGE F-2       BALANCE SHEETS APRIL 30, 2006 AND 2005

PAGE F-3 STATEMENTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2006 AND 2005 AND FOR THE PERIOD FROM APRIL 15, 1999 (DATE OF INCEPTION) TO APRIL 30, 2006

PAGE F-4 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO APRIL 30, 2006

PAGE F-5 STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED APRIL 30, 2006 AND 2005 AND FOR THE PERIOD FROM APRIL 15, 1999 (INCEPTION) TO APRIL 30, 2006

PAGES F-6-F-7  NOTES TO FINANCIAL STATEMENTS

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
BF Acquisition Group V, Inc.
Newark, Delaware


We have audited the accompanying balance sheets of BF Acquisition Group V, Inc. (a development stage company) as of April 30, 2006 and 2005, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period April 15, 1999 (date of inception) to April 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the year ended April 30, 2004, and for the period April 15, 1999 (date of inception) through April 30, 2004 were audited by other auditors whose report, dated June 11, 2004, on those statements included an explanatory paragraph that described the substantial doubt about the Company's ability to continue as a going concern discussed in
Note 2 to the financial statements. The financial statements for the period April 15, 1999 (date of inception) through April 30, 2004 reflect no revenues and a net loss of $11,072 of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of BF
Acquisition Group V. Inc. (a development stage company) as of April 30, 2006 and 2005 and the results of its operations and cash flows for the years then ended and for the period April 15, 1999 (date of inception) to April 30, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company's losses from development stage activities and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Morison Cogen, LLP
--------------------------
Bala Cynwyd, Pennsylvania
August 8, 2006



                  BF ACQUISITION GROUP V, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS
                     APRIL 30, 2006 AND 2005

<TABLE

                                                   Apr 30, 06     Apr 30, 05
                                                   ----------     ----------
ASSETS
  Current Assets:
    Cash and Cash Equivalents                      $       66     $        -
        Prepaid Expenses                                    -              -
        Note Receivable                                     -              -
        Interest Receivable                                 -              -
                                                   ----------     ----------
TOTAL ASSETS                                       $       66     $        -
                                                   ==========     ==========

LIABILITIES & STOCKHOLDERS' DEFICIT
  Current Liabilities
    Accrued Expenses                               $      631     $    3,827
    Affiliates Payable                                 33,648         10,470
    Loans from Stockholders                               450            450
                                                   ----------     ----------
    Total Current Liabilities                          34,729         14,747
                                                   ----------     ----------

  Stockholders' Deficit
    Preferred stock, no par value;
      5,000,000 shares authorized,
      no shares issued and outstanding                      -              -
    Common stock, $.001 par value;
      50,000,000 shares authorized,
      1,015,000 shares issued and
      outstanding at April 30, 2006
      and April 30, 2005                                1,015          1,015
    Additional paid-in capital                          7,676          7,676
    Deficit accumulated during the
      development stage                               (43,354)       (23,438)
                                                   ----------     ----------
                                                      (34,663)       (14,747)
                                                   ----------     ----------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT          $       66     $        -
                                                   ==========     ==========





             (See accompanying notes to financial statements)

                  BF ACQUISITION GROUP V, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED APRIL 30, 2006 AND 2005
              AND FOR THE PERIOD FROM APRIL 15, 1999
              (DATE OF INCEPTION) TO APRIL 30, 2006


                                       Cumulative        Year              Year
                                         Since           Ended             Ended
                                       Inception     April 30, 2006    April 30, 2005
                                      -----------    --------------    --------------

REVENUES
  Revenues                            $         -       $        -       $         -

COSTS AND EXPENSES
  General and Administrative              (43,354)          19,916            12,366
                                      -----------       ----------       -----------
    Total costs and expenses              (43,354)          19,916            12,366

(LOSS) INCOME BEFORE INCOME TAXES         (43,354)         (19,916)          (12,366)

INCOME TAXES                                    -                -                 -
                                      -----------       ----------       -----------

NET (LOSS) INCOME                     $   (43,354)      $  (19,916)      $   (12,366)
                                      ===========       ==========       ===========

BASIC AND DILUTED WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                              1,015,000           922,397
                                                        ==========       ===========

BASIC AND DILUTED NET (LOSS) INCOME
  PER COMMON SHARE                                      $    (0.02)      $     (0.01)
                                                        ==========       ===========



        (See accompanying notes to financial statements)

                  BF ACQUISITION GROUP V, INC.
                  (A DEVELOPMENT STAGE COMPANY)
         STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                  FOR THE PERIOD APRIL 15, 1999
             (DATE OF INCEPTION) TO APRIL 30, 2006


                                                                                Deficit
                                                                              Accumulated
                                          Common Stock          Additional     During the
                                      Number of                   Paid In     Development
                                       Shares        Amount      Capital         Stage         Total
                                     -----------   ----------   ----------    -----------   -----------

Issuance of initial 510,000 shares
  on April 15, 1999                      510,000          510          490              -         1,000

Issuance of shares of common stock
  in exchange for services               190,000          190          182              -           372

Net loss                                                                             (372)         (372)
                                     -----------   ----------   ----------    -----------   -----------

Balance, April 30, 1999                  700,000          700          672           (372)        1,000

Issuance of shares of common stock        60,000           60        2,940              -         3,000

Issuance of shares of common stock
  in exchange for services                35,000           35           34              -            69

Net loss                                                                           (3,637)       (3,637)
                                     -----------   ----------   ----------    -----------   -----------

Balance, April 30, 2000                  795,000          795        3,646         (4,009)          432

Issuance of shares of common stock        20,000           20          980              -         1,000

Net loss                                                                           (2,978)       (2,978)
                                     -----------   ----------   ----------    -----------   -----------

Balance, April 30, 2001                  815,000          815        4,626         (6,987)       (1,546)

Net loss                                                                           (3,123)       (3,123)
                                     -----------   ----------   ----------    -----------   -----------

Balance, April 30, 2002                  815,000          815        4,626        (10,110)       (4,669)

Net loss                                                                           (3,105)       (3,105)
                                     -----------   ----------   ----------    -----------   -----------

Balance, April 30, 2003                  815,000          815        4,626        (13,215)       (7,774)

Net income                                                                          2,143         2,143
                                     -----------   ----------   ----------    -----------   -----------

Balance, April 30, 2004                  815,000          815        4,626        (11,072)       (5,631)

Affiliate payables converted into
  common stock                           200,000          200        3,050              -         3,250

Net loss                                                                          (12,366)      (12,366)
                                     -----------   ----------   ----------    -----------   -----------

Balance, April 30, 2005 (Audited)      1,015,000        1,015        7,676        (23,438)      (14,747)

Net loss                                                                          (19,916)      (19,916)
                                     -----------   ----------   ----------    -----------   -----------

Balance, April 30, 2006 (Unaudited)    1,015,000   $    1,015   $    7,676    $   (43,354)  $   (34,663)
                                     ===========   ==========   ==========    ===========   ===========



        (See accompanying notes to financial statements)

                  BF ACQUISITION GROUP V, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED APRIL 30, 2006 AND 2005
               AND FOR THE PERIOD FROM APRIL 15, 1999
                   (INCEPTION) TO APRIL 30, 2006


                                             Cumulative        Year              Year
                                               Since           Ended             Ended
                                             Inception     April 30, 2006    April 30, 2005
                                            -----------    --------------    --------------

Cash Flows From Operating Activities
  Net Loss                                      (43,354)         (19,916)          (12,366)
  Adjustments to reconcile net loss to
    net cash flows used by operating
    activities
  Stock issued in exchange for services             441                -                 -
  Net changes in:
    (Increase)/decrease in receivables                -                -                 -
    Increase/(decrease) in accrued
      expenses                                      631           (3,196)           (1,354)
    Increase/(decrease) in advances
      due to affiliates                          36,898           23,178            13,720
                                            -----------       ----------       -----------
Net cash used by operating activites             (5,384)              66                 -

Cash Flows From Financing Activities
  Proceeds from issuance of common stock          5,000                -                 -
  Loans from stockholders                           450                -                 -
                                            -----------       ----------       -----------
Net cash provided by financing activities         5,450                -                 -

Net Increase (Decrease) in Cash and
  Cash Equivalents                                   66               66                 -

Cash and Cash Equivalents, Beginning
  of Period                                           -                -                 -
                                            -----------       ----------       -----------
Cash and Cash Equivalents, End of Period    $        66       $       66       $         -
                                            ===========       ==========       ===========

Supplemental Disclosure of Non-Cash
  Financing 200,000 shares of common
  stock issued in exchange for
  repayment towards affiliate payable
    Common Stock                            $       200                        $       200
    Additional paid-in-capital                    3,050                              3,050
                                            -----------                        -----------
    Due to affiliate repayment              $    (3,250)                       $    (3,250)
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

   Financial Statement Presentation
   --------------------------------
   The financial statements are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7,
   "Accounting and Reporting by Development Stage Enterprises."

   Comprehensive Income
   --------------------
   The Company follows the SFAS No. 130 "Reporting Comprehensive Income." Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).

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


NOTE 3 - INCOME TAXES

   There is no provision for income taxes for 2006 and 2005 due to the availability of net operating loss carryforwards for which the Company had previously established a 100% valuation allowance for deferred tax assets due to the uncertainty of their recoverability. At April 30, 2006, the Company had net operating loss carryforwards ("NOL's") approximating $43,354. These operating losses are available to offset future taxable income through the year 2026. The utilization of these NOL's to reduce the future income taxes will depend on the generation of sufficient taxable income prior to their expiration. There were no temporary differences for the years ended April 30, 2006 and 2005. The Company has established a 100% valuation allowance of approximately $8,000 at April 30, 2006 for the deferred tax assets due to the uncertainty of their realization.


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

                            SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

By: /s/ William Colucci
   -----------------------------
   William Colucci, President

Dated: August 9, 2006


    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ William Colucci
   -----------------------------
   William Colucci, President,
   Treasurer, director

Dated: August 9, 2006