Form 10QSB
period 2006-07-31
BF ACQUISITION GROUP V INC
filed 2006-09-18
CIK 1089778

U.S. Securities and Exchange Commission
                      Washington, DC 20549
                           Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006.

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 6, 2006, there were approximately 1,015,000 shares of common stock, $0.001 par value, issued and outstanding.

      Transitional Small Business Disclosure Format (check  one):
Yes __    No _X__

                  BF ACQUISITION GROUP V, INC.

                        Form 10-QSB Index
                          July 31, 2006

                                                                    Page

Part I: Financial Information........................................2

     Item 1. Financial Statements ...................................2

          Balance Sheets as of July 31, 2006
          And April 30, 2006 (Unaudited) ............................3

          Statements of Operations For the Three
          Months Ended July 31, 2006 and 2005 and
          For the Period April 15, 1999 (Date of Inception)
          To July 31, 2006 (Unaudited)...............................4

          Statements of Changes in Stockholders' Deficit for the
          Period April 15, 1999 (Date of Inception) to
          July 31, 2006 (Unaudited)..................................5

          Statements Of Cash Flows For the Three
          Months Ended July 31, 2006 and 2005 and
          The Period April 15, 1999 (Date of Inception)
          To July 31, 2006 (Unaudited)...............................6

          Notes To Financial Statements (Unaudited)..................7

     Item 2. Management's Plan of Operation..........................8

     Item 3. Controls and Procedures.................................9

Part II: Other Information...........................................9

     Item 1. Legal Proceedings.......................................9

     Item 2. Unregistered Sales of Equity Securities
             and Use of Proceeds.....................................9

     Item 3. Defaults Upon Senior Securities.........................9

     Item 4. Submission of Matters to a Vote of Security Holders.....9

     Item 5. Other Information.......................................9

     Item 6. Exhibits ..............................................10

Signatures..........................................................11


<


                             PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements

                     BF ACQUISITION GROUP V, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS
                 JULY 31, 2006 AND APRIL 30, 2006





                                                           Jul 31, 06      Apr 30, 06
                                                           (Unaudited)     (Audited)
                                                           -----------    -----------
ASSETS
  Current Assets:
    Cash and Cash Equivalents                              $        66    $        66
    Prepaid Expenses                                                 -              -
    Note Receivable                                                  -              -
    Interest Receivable                                              -              -
                                                           -----------    -----------

TOTAL ASSETS                                               $        66    $        66
LIABILITIES & STOCKHOLDERS' DEFICIT                        ===========    ===========

  Current Liabilities
    Accrued Expenses                                       $     2,074    $       631
    Affiliates Payable                                          35,148         33,648
    Loans from Stockholders                                        450            450
                                                           -----------    -----------

    Total Current Liabilities                                   37,672         34,729
                                                           -----------    -----------
  Stockholders' Deficit
    Preferred stock, no par value; 5,000,000
     shares authorized, no shares issued and
     outstanding                                                     -              -
    Common stock, $.001 par value; 50,000,000
     shares authorized, 1,015,000 shares issued
     and outstanding at July 31, 2006 and
     April 30, 2006                                              1,015          1,015
    Additional paid-in capital                                   7,676          7,676
    Deficit accumulated during the development stage           (46,297)       (43,354)
                                                           -----------    -----------
                                                               (37,606)       (34,663)
                                                           -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                  $        66    $        66
                                                           ===========    ===========

           (See Accompanying Notes to Financial Statements)

                       BF ACQUISITION GROUP V, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED JULY 31, 2006 AND 2005
  AND THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION TO JULY, 2006
                              (UNAUDITED)



                                             Cumulative   Three Months   Three Months
                                               Since          Ended          Ended
                                             Inception    July 31, 2006  July 31, 2005
                                            -----------    -----------    -----------
REVENUES
  Revenues                                  $         -    $         -    $         -

COSTS AND EXPENSES
  General and Administrative                    (46,297)         2,943          5,506
                                            -----------    -----------    -----------

    Total costs and expenses                    (46,297)         2,943          5,506
                                            -----------    -----------    -----------

(LOSS) INCOME BEFORE INCOME TAXES               (46,297)        (2,943)        (5,506)

INCOME TAXES                                          -              -              -
                                            -----------    -----------    -----------

NET (LOSS) INCOME                           $   (46,297)   $    (2,943)   $    (5,506)
                                            ===========    ===========    ===========
BASIC AND DILUTED WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                                  1,015,000      1,015,000
                                                           ===========    ===========
BASIC AND DILUTED NET (LOSS) INCOME
  PER COMMON SHARE                                         $     (0.00)   $     (0.01)
                                                           ===========    ===========


                     (See Accompanying Notes to Financial
Statements)

                       BF ACQUISITION GROUP V, INC.
                      (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
  FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO JULY 31, 2006
                             (UNAUDITED)




                                                                                        Deficit
                                                                                       Accumulated
                                                            Common Stock   Additional  During the
                                                        Number of           Paid In    Development
                                                         Shares     Amount  Capital      Stage        Total
                                                        ---------   ------- -------    -----------  --------
Issuance of initial 510,000 shares on April 15, 1999      510,000     510      490            -        1,000
Issuance of shares of common stock in exchange
  for services                                            190,000     190      182            -          372
Net loss                                                                                   (372)        (372)
                                                        ---------   ------- -------    -----------  --------
Balance, April 30, 1999                                   700,000     700      672         (372)       1,000

Issuance of shares of common stock                         60,000      60    2,940            -        3,000
Issuance of shares of common stock in exchange
  for services                                             35,000      35       34            -           69
Net loss                                                                                 (3,637)      (3,637)
                                                        ---------   ------- -------    -----------  --------

Balance, April 30, 2000                                   795,000     795    3,646       (4,009)         432

Issuance of shares of common stock                         20,000      20      980            -        1,000
Net loss                                                                                 (2,978)      (2,978)
                                                        ---------   ------- -------    -----------  --------

Balance, April 30, 2001                                   815,000     815    4,626       (6,987)      (1,546)

Net loss                                                                                 (3,123)      (3,123)
                                                        ---------   ------- -------    -----------  --------

Balance, April 30, 2002                                   815,000     815    4,626      (10,110)      (4,669)

Net loss                                                                                 (3,105)      (3,105)
                                                        ---------   ------- -------    -----------  --------

Balance, April 30, 2003                                   815,000     815    4,626      (13,215)      (7,774)

Net income                                                                                2,143        2,143
                                                        ---------   ------- -------    -----------  --------

Balance, April 30, 2004                                   815,000     815    4,626      (11,072)      (5,631)

Affiliate payables converted into common stock            200,000     200    3,050            -        3,250
Net loss                                                                                (12,366)     (12,366)
                                                        ---------   ------- -------    -----------  --------

Balance, April 30, 2005                                 1,015,000   1,015    7,676      (23,438)     (14,747)

Net loss                                                                                (19,916)     (19,916)
                                                        ---------   ------- -------    -----------  --------

Balance, April 30, 2006 (Audited)                       1,015,000   1,015    7,676      (43,354)     (34,663)

Net loss                                                                                 (2,943)      (2,943)
                                                        ---------   ------- -------    -----------  --------

Balance, July 31, 2006 (Unaudited)                      1,015,000  $1,015  $ 7,676    $ (46,297)   $ (37,606)
                                                        =========  ======== =======    ===========  ========


            (See Accompanying Notes to Financial Statements)

                    BF ACQUISITION GROUP V, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF CASH FLOWS
         FOR THE THREE MONTHS ENDED JULY 31, 2006 AND 2005
AND THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO JULY 31, 2006
                           (UNAUDITED)






                                                         Cumulative   Three Months   Three Months
                                                           Since          Ended         Ended
                                                         Inception    July 31, 2006 July 31, 2005
                                                        -----------    -----------   -----------
Cash Flows From Operating Activities
  Net Loss                                                (46,297)          (2,943)       (5,506)
  Adjustments to reconcile net loss to net cash
    flows used by operating activities
  Stock issued in exchange for services                       441                -             -
  Net changes in:
    (Increase) / decrease in receivables                        -                -             -
    Increase / (decrease) in accrued expenses               2,074            1,443        (3,196)
    Increase / (decrease) in advances due to affiliates    38,398            1,500         8,702
                                                      -----------      -----------   -----------
Net cash used by operating activites                       (5,384)               -             -
Cash Flows From Financing Activities
  Proceeds from issuance of common stock                    5,000                -             -
  Loans from stockholders                                     450                -             -
                                                      -----------      -----------   -----------
Net cash provided by financing activities                   5,450                -             -

Net Increase (Decrease) in Cash and Cash Equivalents           66                -             -

Cash and Cash Equivalents, Beginning of Period                  -               66             -
                                                      -----------      -----------   -----------

Cash and Cash Equivalents, End of Period              $        66      $        66   $         -
                                                      ===========      ===========   ===========
Supplemental Disclosure of Non-Cash Financing
  200,000 shares of common stock issued in
  exchange for repayment towards affiliate payable
    Common Stock                                      $       200                    $         -
    Additional paid-in-capital                              3,050                -
                                                      -----------                    -----------

    Due to affiliate repayment                        $   (3,250)                    $         -
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

   BASIS OF PRESENTATIONS

   The accompanying unaudited condensed financial statements have been prepared by BF Acquisition Group V, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's April 30, 2006 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements in the April 30, 2006 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. Operating results for the three months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007.

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

     Until we obtain business partners or acquisition candidates, our Company does not expect to meet its current capital requirements for the next twelve months. Additionally, we cannot assure you that if we obtain business partners or acquisition candidates that we will meet our current capital requirements for the next twelve months. We obtained $35,598 in affiliate cash advances and loans to meet our current capital requirements, but we cannot assure you that we can obtain additional cash advances or loans for any amount in the future. Our independent auditors have indicated in their audit opinion for the year ended April 30, 2006 that certain factors raise substantial doubt about our ability to continue as a going concern, and these continuing factors are discussed in note 2 to our accompanying July 31, 2006 interim financial statements.

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

BF ACQUISITION GROUP V, INC.


Registrant

By: /s/ William R. Colucci
   -------------------------------------
      William R. Colucci, President

Dated: September 18, 2006

By: /s/ William R. Colucci
   -------------------------------------
      William R. Colucci, President

Dated: September 18, 2006

By: /s/ William R. Colucci
   -------------------------------------
      William R. Colucci, Treasurer

Dated: September 18, 2006