Form 10QSB
period 2006-10-31
BF ACQUISITION GROUP V INC
filed 2006-12-13
CIK 1089778

U.S. Securities and Exchange Commission
                        Washington, DC 20549
                             Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended October 31, 2006
                                   ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 12, 2006, there were approximately 1,015,000 shares of common stock, $0.001 par value, issued and outstanding.

	Transitional Small Business Disclosure Format (check one):

              Yes [ ]                                 No [X]

                      BF ACQUISITION GROUP V, INC.

                           Form 10-QSB Index
                           October 31, 2006
                                                                Page

Part I: Financial Information................................... 3

  Item 1. Financial Statements ................................. 3

          Balance Sheets as of October 31, 2006
          And April 30, 2006 (Unaudited)........................ 3

          Statements of Operations For the Six
          Months Ended October 31, 2006 and 2005 and
          For the Period April 15, 1999 (Date of Inception)
          To October 31, 2006 (Unaudited) ...................... 4

          Statements of Changes in Stockholders' Deficit
          for the Period April 15, 1999 (Date of Inception)
          to October 31, 2006 (Unaudited)....................... 5

          Statements Of Cash Flows For the Six
          Months Ended October 31, 2006 and 2005 and
          The Period April 15, 1999 (Date of Inception)
          To October 31, 2006 (Unaudited)....................... 6

          Notes To Financial Statements (Unaudited) ............ 7

   Item 2. Management's Plan of Operation ...................... 8

   Item 3. Controls and Procedures.............................. 9

Part II:   Other Information ................................... 9

   Item 1. Legal Proceedings ................................... 9

   Item 2. Unregistered Sales of Equity Securities and
           Use of Proceeds...................................... 9

   Item 3. Defaults Upon Senior Securities...................... 9

   Item 4. Submission of Matters to a Vote of Security
           Holders.............................................. 9

   Item 5. Other Information ................................... 9

   Item 6. Exhibits............................................. 10

Signatures ..................................................... 10

                               PART I
                       FINANCIAL INFORMATION

Item 1.  Financial Statements


                    BF ACQUISITION GROUP V, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS
                 OCTOBER 31, 2006 AND APRIL 30, 2006

                                          Oct 31, 06    Apr 30, 06
                                         -----------    ----------
                                         (Unaudited)     (Audited)
ASSETS
  Current Assets:
    Cash and Cash Equivalents            $        66    $       66
                                         -----------    ----------
TOTAL ASSETS                             $        66    $       66
                                         ===========    ==========

LIABILITIES & STOCKHOLDERS' DEFICIT
  Current Liabilities
    Accrued Expenses                     $     2,074    $      631
    Affiliates Payable                        35,148        33,648
    Loans from Stockholders                      450           450
                                         -----------    ----------
    Total Current Liabilities                 37,672        34,729
                                         -----------    ----------

  Stockholders' Deficit
    Preferred stock, no par value;
      5,000,000 shares authorized,
      no shares issued and outstanding             -             -
    Common stock, $.001 par value;
      50,000,000 shares authorized,
      1,015,000 shares issued and
      outstanding at October 31, 2006
      and April 30, 2006                       1,015         1,015
    Additional paid-in capital                 7,676         7,676
    Deficit accumulated during the
      development stage                      (46,297)      (43,354)
                                         -----------    ----------
                                             (37,606)      (34,663)
                                         -----------    ----------
TOTAL LIABILITIES & STOCKHOLDERS'
DEFICIT                                  $        66    $       66
                                         ===========    ==========


           (See accompanying notes to financial statements)

                    BF ACQUISITION GROUP V, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF OPERATIONS
          FOR THE SIX MONTHS ENDED OCTOBER 31, 2006 AND 2005
 AND FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO OCTOBER 31, 2006
                             (UNAUDITED)

                                Cumulative    Three Months      Three Months       Six Months         Six Months
                                  Since           Ended             Ended             Ended              Ended
                                Inception   October 31, 2006  October 31, 2005   October 31, 2006   October 31, 2005
                                ----------  ----------------  ----------------   ----------------   ----------------

REVENUES
  Revenues                      $        -      $       -         $       -          $       -          $       -

COSTS AND EXPENSES
  General and Administrative       (46,297)             -             2,255              2,943              7,761
                                ----------      ---------         ---------          ---------          ---------
    Total costs and expenses       (46,297)             -             2,255              2,943              7,761
                                ----------      ---------         ---------          ---------          ---------

LOSS BEFORE INCOME TAXES           (46,297)             -            (2,255)            (2,943)            (7,761)

INCOME TAXES                             -              -                 -                  -                  -
                                ----------      ---------         ---------          ---------          ---------

NET LOSS                        $  (46,297)     $       -         $  (2,255)         $  (2,943)         $  (7,761)
                                ==========      =========         =========          =========          =========

BASIC AND DILUTED WEIGHTED
  AVERAGE COMMON SHARES
  OUTSTANDING                                   1,015,000         1,015,000          1,015,000          1,015,000
                                                =========         =========          =========          =========

BASIC AND DILUTED NET (LOSS)
  INCOME PER COMMON SHARE                       $       -         $   (0.00)         $   (0.00)         $   (0.01)
                                                =========         =========          =========          =========

           (See accompanying notes to financial statements)

                    BF ACQUISITION GROUP V, INC.
                   (A DEVELOPMENT STAGE COMPANY)
          STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
   FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO OCTOBER 31, 2006
                             (UNAUDITED)


                                                                              Deficit
                                                                            Accumulated
                                               Common Stock    Additional   During the
                                          Number of             Paid In     Development
                                           Shares      Amount   Capital        Stage        Total
                                          ---------    ------  ----------   -----------   ----------
Issuance of initial 510,000 shares on
  April 15, 1999                            510,000       510         490             -        1,000

Issuance of shares of common stock in
  exchange for services                     190,000       190         182             -          372

Net loss                                                                           (372)        (372)
                                          ---------    ------  ----------   -----------   ----------
Balance, April 30, 1999                     700,000       700         672          (372)       1,000

Issuance of shares of common stock           60,000        60       2,940             -        3,000
Issuance of shares of common stock
  in exchange for services                   35,000        35          34             -           69

Net loss                                                                         (3,637)      (3,637)
                                          ---------    ------  ----------   -----------   ----------
Balance, April 30, 2000                     795,000       795       3,646        (4,009)         432

Issuance of shares of common stock           20,000        20         980             -        1,000

Net loss                                                                         (2,978)      (2,978)
                                          ---------    ------  ----------   -----------   ----------
Balance, April 30, 2001                     815,000       815       4,626        (6,987)      (1,546)

Net loss                                                                         (3,123)      (3,123)
                                          ---------    ------  ----------   -----------   ----------
Balance, April 30, 2002                     815,000       815       4,626       (10,110)      (4,669)

Net loss                                                                         (3,105)      (3,105)
                                          ---------    ------  ----------   -----------   ----------
Balance, April 30, 2003                     815,000       815       4,626       (13,215)      (7,774)

Net income                                                                        2,143        2,143
                                          ---------    ------  ----------   -----------   ----------
Balance, April 30, 2004                     815,000       815       4,626       (11,072)      (5,631)

Affiliate payables converted into
  common stock                              200,000       200       3,050             -        3,250

Net loss                                                                        (12,366)     (12,366)
                                          ---------    ------  ----------   -----------   ----------
Balance, April 30, 2005                   1,015,000     1,015       7,676       (23,438)     (14,747)

Net loss                                                                        (19,916)     (19,916)

Balance, April 30, 2006 (Audited)         1,015,000     1,015       7,676       (43,354)     (34,663)
                                          ---------    ------  ----------   -----------   ----------

Net loss                                                                         (2,943)      (2,943)
                                          ---------    ------  ----------   -----------   ----------

Balance, October 31, 2006 (Unaudited)     1,015,000    $1,015  $    7,676   $   (46,297)  $  (37,606)
                                          =========    ======  ==========   ===========   ==========





           (See accompanying notes to financial statements)

                    BF ACQUISITION GROUP V, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED OCTOBER 31, 2006 AND 2005
 AND FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO OCTOBER 31, 2006
                             (UNAUDITED)

                                                 Cumulative      Six Months       Six Months
                                                   Since            Ended            Ended
                                                 Inception     October 31, 2006  October 31, 2005
                                                 ----------    ----------------  ----------------
Cash Flows From Operating Activities
  Net Loss                                          (46,297)         (2,943)            (7,761)
  Adjustments to reconcile net loss to
    net cash flows used by operating activities
  Stock issued in exchange for services                 441               -                  -
  Net changes in:
    (Increase) / decrease in receivables                  -               -                  -
    Increase / (decrease) in accrued expenses         2,074           1,443             (1,196)
    Increase / (decrease) in advances due to
      affiliates                                     38,398           1,500              8,957
                                                 ----------      ----------         ----------
Net cash used by operating activites                 (5,384)              -                  -

Cash Flows From Financing Activities
  Proceeds from issuance of common stock              5,000               -                  -
  Loans from stockholders                               450               -                  -
                                                 ----------      ----------         ----------
Net cash provided by financing activities             5,450               -                  -

Net Increase (Decrease) in Cash and Cash
  Equivalents                                            66               -                  -

Cash and Cash Equivalents, Beginning of Period            -              66                  -
                                                 ----------      ----------         ----------
Cash and Cash Equivalents, End of Period         $       66      $       66         $        -
                                                 ==========      ==========         ==========
Supplemental Disclosure of Non-Cash Financing
  200,000 shares of common stock issued in
  exchange for repayment towards affiliate
  payable
    Common Stock                                 $      200                         $        -
    Additional paid-in-capital                        3,050                                  -
                                                 ----------                         ----------
    Due to affiliate repayment                   $   (3,250)                        $        -
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

BASIS OF PRESENTATIONS

The accompanying unaudited condensed financial statements have been prepared by BF Acquisition Group V, Inc. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's April 30, 2006 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements in the April 30, 2006 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. Operating results for the six months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007.

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

     Until we obtain business partners or acquisition candidates, our Company does not expect to meet its current capital requirements for the next twelve months. Additionally, we cannot assure you that if we obtain business partners or acquisition candidates that we will meet our current capital requirements for the next twelve months. We obtained $35,598 in affiliate cash advances and loans to meet our current capital requirements, but we cannot assure you that we can obtain additional cash advances or loans for any amount in the future. Our independent auditors have indicated in their audit opinion for the year ended April 30, 2006 that certain factors raise substantial doubt about our ability to continue as a going concern, and these continuing factors are discussed in note 2 to our accompanying October 31, 2006 interim financial statements.

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

BF ACQUISITION GROUP V, INC.


Registrant

By: /s/ William R. Colucci
   --------------------------------
   William R. Colucci, President

Dated: December 12, 2006

By: /s/ William R. Colucci
   --------------------------------
   William R. Colucci, President

Dated: December 12, 2006

By: /s/ William R. Colucci
   --------------------------------
   William R. Colucci, Treasurer

Dated: December 12, 2006