Form 10QSB
period 2007-01-31
BF ACQUISITION GROUP V INC
filed 2007-03-14
CIK 1089778

U.S. Securities and Exchange Commission
                         Washington, DC 20549
                              Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended January 31, 2007.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________ to________

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 14, 2007, there were approximately 1,015,000 shares of common stock, $0.001 par value, issued and outstanding.

       Transitional Small Business Disclosure Format (check one):

                Yes [ ]                           No [X]

                     BF ACQUISITION GROUP V, INC.

                         Form 10-QSB Index

                         January 31, 2007
                                                                 Page

Part I: Financial Information..................................    3

        Item 1. Financial Statements...........................    4

        Balance Sheets as of January 31, 2007
        And April 30, 2006 (Unaudited).........................    6

        Statements of Operations For the Three
        And Nine Months Ended January 31, 2007 and 2006 and
        For the Period April 15, 1999 (Date of Inception)
        To January 31, 2007 (Unaudited)........................    7

        Statement of Stockholders' Deficit for the
        Period April 15, 1999 (Date of Inception) to
        January 31, 2007 (Unaudited)...........................    8

        Statements Of Cash Flows For the Nine
        Months Ended January 31, 2007 and 2006 and
        For The Period April 15, 1999 (Date of Inception)
        To January 31, 2007 (Unaudited)........................    9

        Notes To Financial Statements (Unaudited)..............    10

        Item 2. Management's Plan of Operation.................    12

        Item 3. Controls and Procedures........................    13

Part II:   Other Information...................................    13

        Item 1.   Legal Proceedings............................    13

        Item 2.   Unregistered Sales of Equity Securities
                  and Use of Proceeds..........................    13

        Item 3.   Defaults Upon Senior Securities..............    13

        Item 4.   Submission of Matters to a Vote of
                  Security Holders.............................    13

        Item 5.   Other Information............................    13

        Item 6.   Exhibits.....................................    14

Signatures.....................................................    14

                             PART I

                       FINANCIAL INFORMATION

Item 1.  Financial Statements

                    BF ACQUISITION GROUP V, INC.
                   (A Development Stage Company)

                        FINANCIAL STATEMENTS

                         JANUARY 31, 2007

                            (UNAUDITED)

                  BF ACQUISITION GROUP V, INC.
                  (A Development Stage Company)

                           CONTENTS

                                                          PAGE
                                                          ----

     BALANCE SHEETS                                        F-1

     STATEMENTS OF OPERATIONS                              F-2

     STATEMENTS OF STOCKHOLDERS' EQUITY                    F-3

     STATEMENTS OF CASH FLOWS                              F-4

     NOTES TO FINANCIAL STATEMENTS                      F-5 - F-6

                  BF ACQUISITION GROUP V, INC.
                  (A Development Stage Company)
                         BALANCE SHEETS
               JANUARY 31, 2007 AND APRIL 30, 2006

                                       January 31, 2007      April 30, 2006
                                          (Unaudited)           (Audited)
                                       ----------------      --------------
ASSETS
  Current Assets:
    Cash and Cash Equivalents             $        66          $        66
    Prepaid Expenses                                -                    -
    Note Receivable                                 -                    -
    Interest Receivable                             -                    -
                                          -----------          -----------
TOTAL ASSETS                              $        66          $        66
                                          ===========          ===========

LIABILITIES & STOCKHOLDERS' DEFICIT
  Current Liabilities
    Accrued Expenses                      $     2,074          $       631
    Affiliates Payable                         36,239               33,648
    Loans from Stockholders                       450                  450
                                          -----------          -----------
    Total Current Liabilities                  38,763               34,729
                                          -----------          -----------

Stockholders' Deficit
  Preferred stock, no par value;
    5,000,000 shares authorized,
    no shares issued and outstanding                -                    -
  Common stock, $.001 par value;
    50,000,000 shares authorized,
    1,015,000 shares issued and
    outstanding at January 31, 2007
    and April 30, 2006                          1,015                1,015
  Additional paid-in capital                    7,676                7,676
  Deficit accumulated during the
    development stage                         (47,388)             (43,354)
                                          -----------          -----------
                                              (38,697)             (34,663)
                                          -----------          -----------
TOTAL LIABILITIES &
STOCKHOLDERS' DEFICIT                     $        66          $        66
                                          ===========          ===========









 The accompanying notes are an integral part of these financial statements.

                    BF ACQUISITION GROUP V, INC.
                   (A Development Stage Company)
          STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND
          NINE MONTHS ENDED JANUARY 31, 2007 AND 2006 AND FOR
    THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO JANUARY 31, 2007
                            (UNAUDITED)

                              Cumulative     Three Months       Three Months       Nine Months        Nine Months
                                 Since          Ended              Ended              Ended              Ended
                              Inception    January 31, 2007   January 31, 2006   January 31, 2007   January 31, 2006
                              ----------   ----------------   ----------------   ----------------   ----------------

REVENUES
  Revenues                    $        -     $          -       $          -       $          -      $          -

COSTS AND EXPENSES
General and Administrative        47,388            1,091              2,970              4,034            10,731
                              ----------     ------------       ------------       ------------      ------------
Total costs and expenses          47,388            1,091              2,970              4,034            10,731
                              ----------     ------------       ------------       ------------      ------------

LOSS BEFORE INCOME TAXES         (47,388)          (1,091)            (2,970)            (4,034)          (10,731)

INCOME TAXES                           -                -                  -                  -                 -
                              ----------     ------------       ------------       ------------      ------------
NET LOSS                      $  (47,388)    $     (1,091)      $     (2,970)      $     (4,034)     $    (10,731)
                              ==========     ============       ============       ============      ============

BASIC AND DILUTED WEIGHTED
AVERAGE COMMON SHARES
OUTSTANDING                                     1,015,000          1,015,000          1,015,000         1,015,000
                                             ============       ============       ============      ============

BASIC AND DILUTED NET (LOSS)
INCOME PER COMMON SHARE                      $      (0.00)      $      (0.00)      $      (0.00)     $      (0.01)
                                             ============       ============       ============      ============


 The accompanying notes are an integral part of these financial statements.

                    BF ACQUISITION GROUP V, INC.
                   (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS' DEFICIT
           FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION)
                         TO JANUARY 31, 2007

                                                                             Deficit
                                                                           Accumulated
                                          Common Stock        Additional    During the
                                      Number of                 Paid In    Development
                                       Shares       Amount      Capital       Stage         Total
                                      ---------   ---------   ----------   -----------   -----------

Issuance of initial 510,000
  shares on April 15, 1999              510,000         510          490             -         1,000
Issuance of shares of common
  stock in exchange
for services                            190,000         190          182             -           372
Net loss                                      -           -            -          (372)         (372)
                                      ---------   ---------   ----------   -----------   -----------
Balance, April 30, 1999                 700,000         700          672          (372)        1,000

Issuance of shares of common stock       60,000          60        2,940             -         3,000
Issuance of shares of common stock
  in exchange for services               35,000          35           34             -            69
Net loss                                      -           -            -        (3,637)       (3,637)
                                      ---------   ---------   ----------   -----------   -----------
Balance, April 30, 2000                 795,000         795        3,646        (4,009)          432

Issuance of shares of common stock       20,000          20          980             -         1,000
Net loss                                                  -            -        (2,978)       (2,978)
                                      ---------   ---------   ----------   -----------   -----------
Balance, April 30, 2001                 815,000         815        4,626        (6,987)       (1,546)

Net loss                                      -           -            -        (3,123)       (3,123)
                                      ---------   ---------   ----------   -----------   -----------
Balance, April 30, 2002                 815,000         815        4,626       (10,110)       (4,669)

Net loss                                      -           -            -        (3,105)       (3,105)
                                      ---------   ---------   ----------   -----------   -----------
Balance, April 30, 2003                 815,000         815        4,626       (13,215)       (7,774)

Net income                                    -           -            -         2,143         2,143
                                      ---------   ---------   ----------   -----------   -----------
Balance, April 30, 2004                 815,000         815        4,626       (11,072)       (5,631)

Affiliate payables converted into
common stock                            200,000         200        3,050             -         3,250
Net loss                                                  -            -       (12,366)      (12,366)
                                      ---------   ---------   ----------   -----------   -----------
Balance, April 30, 2005               1,015,000       1,015        7,676       (23,438)      (14,747)

Net loss                                      -           -            -       (19,916)      (19,916)
                                      ---------   ---------   ----------   -----------   -----------
Balance, April 30, 2006 (Audited)     1,015,000       1,015        7,676       (43,354)      (34,663)

Net loss                                      -           -            -        (4,034)       (4,034)
                                      ---------   ---------   ----------   -----------   -----------
Balance, January 31, 2007
(Unaudited)                           1,015,000   $   1,015   $    7,676   $   (47,388)  $   (38,697)
                                      =========   =========   ==========   ===========   ===========




 The accompanying notes are an integral part of these financial statements.

                    BF ACQUISITION GROUP V, INC.
                   (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED JANUARY 31, 2007 AND 2006 AND FOR
    THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO JANUARY 31, 2007
                            (UNAUDITED)

                                           Cumulative     Nine Months         Nine Months
                                             Since           Ended              Ended
                                           Inception    January 31, 2007   January 31, 2006
                                           ----------   ----------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                    (47,388)          (4,034)           (10,731)
  Adjustments to reconcile net loss to
    net cash flows used by operating
    activities
  Stock issued in exchange for services           441                -                  -
  (Increase) decrease in assets
    Notes receivable                                -                -                  -
  Increase (decrease) in liabilities
    Accrued expenses                            2,074            1,443             (3,196)
    Advances due to affiliates                 39,489            2,591              8,702
                                           ----------     ------------       ------------

Net cash used by operating activites           (5,384)               -             (5,225)
                                           ----------     ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock        5,000                -                  -
  Loans from stockholders                         450                -                  -
                                           ----------     ------------       ------------

  Net cash provided by financing
  activities                                    5,450                -                  -
                                           ----------     ------------       ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 66                -                  -

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                         -               66                  -
                                           ----------     ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD   $       66     $         66       $          -
                                           ==========     ============       ============

Supplemental Disclosure of Non-Cash
  Financing 200,000 shares of common
  stock issued in exchange for
  repayment towards affiliate payable
    Common Stock                           $      200     $          -       $          -
    Additional paid-in-capital                  3,050                -                  -
                                           ----------     ------------       ------------

Due to affiliate repayment                 $   (3,250)    $          -       $          -
                                           ==========     ============       ============




 The accompanying notes are an integral part of these financial statements.

                    BF ACQUISITION GROUP V, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLOCIES

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

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by BF Acquisition Group V, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's April 30, 2006 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements in the April 30, 2006 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. Operating results for the nine months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007.

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

RECENTLY ISSUED PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

                    BF ACQUISITION GROUP V, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLOCIES (CONT)

RECENTLY ISSUED PRONOUNCEMENTS (CONT)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB No. 108"). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. We will be required to adopt the provisions of SAB No.108 in fiscal 2008. We currently do not believe that the adoption of SAB No. 108 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial position and results of operations.

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

NOTE 3 - PAYMENTS TO AFFILIATES

Universal Capital Management, Inc., related to the Company by common shareholders and management personnel, had provided cash advances for operating expenses of the Company. Currently, such loans are unsecured and without specific redemption date.


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

       Until we obtain business partners or acquisition candidates, our Company does not expect to meet its current capital requirements for the next twelve months. Additionally, we cannot assure you that if we obtain business partners or acquisition candidates that we will meet our current capital requirements for the next twelve months. We obtained $36,689 in affiliate cash advances and loans to meet our current capital requirements, but we cannot assure you that we can obtain additional cash advances or loans for any amount in the future. Our independent auditors have indicated in their audit opinion for the year ended April 30, 2006 that certain factors raise substantial doubt about our ability to continue as a going concern, and these continuing factors are discussed in note 2 to our accompanying January 31, 2007 interim financial statements.

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

BF ACQUISITION GROUP V, INC.


Registrant


By: /s/ William Colucci
   ---------------------------------
   William Colucci, President

Dated: March 14, 2007


By: /s/ William Colucci
   ---------------------------------
      William Colucci, President

Dated: March 14, 2007


By: /s/ William Colucci
   ---------------------------------
      William Colucci, Treasurer

Dated: March 14, 2007