Form 10KSB
period 2007-04-30
BF ACQUISITION GROUP V INC
filed 2007-06-29
CIK 1089778

U.S. Securities and Exchange Commission
                     Washington D.C.  20549

                           FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file Number 0-26853

                  BF Acquisition Group V, Inc.
          --------------------------------------------
         (Name of small business issuer in its charter)

               Florida                          65-0913588
 ------------------------------------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)           Identification No.)

  2030 Vallejo St., Suite 505, San Francisco, California    94123
 ------------------------------------------------------------------
       (Address of principal executive offices)          (Zip Code)

(Issuer's telephone number)  415-359-1176

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).   Yes [X] No [ ]

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

                         Our Facilities

     Our  executive  and  business offices are  located  at  2030
Vallejo Street, Suite 505, San Francisco, California 94123. We believe this office space is adequate to serve our present needs.

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

Item 2.  Properties.

     Our  executive  and  business offices are  located  at  2030
Vallejo Street, Suite 505, San Francisco, California 94123. We believe this office space is adequate to serve our present needs.

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

     Until we obtain business partners or acquisition candidates, our Company does not expect to meet its current capital requirements for the next twelve months. Additionally, we cannot assure you that if we obtain business partners or acquisition candidates that we will meet our current capital requirements for the next twelve months. We obtained approximately $40,689 in affiliate cash advances and loans to meet our current capital requirements, but we cannot assure you that we can obtain additional cash advances or loans for any amount in the future. Our independent auditors have indicated in their audit opinion for the year ended April 30, 2007 and April 30, 2006 that certain factors raise substantial doubt about our ability to continue as a going concern, and these continuing factors are discussed in note 2 to our accompanying April 30, 2007 audited financial statements.

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

Name                Age   Position              Term/Period Served

William R. Colucci  68    Director, President,  1yr./since inception
                          Treasurer, Secretary

(b) Business experience of directors and executive officers.

     Mr. Colucci has served as a director, president, secretary and treasurer of the Company since its inception in April 1999. Since April 2007, Mr. Colucci has also served as a director of Gelstat Corporation. From August 2004 to April 2007, Mr. Colucci served as an officer of Universal Capital Management, Inc., a business development company. Since 1999, Mr. Colucci has been an independent consultant who provides investment banking and business consulting services for emerging growth companies. From September 1997 to December 1999, Mr. Colucci served as a consultant with Harbor Town Management Group Inc., a privately held management firm that provided investment banking and business consulting services. From 1996 to 1997, Mr. Colucci served as Chief Operating Officer and SEC Compliance Officer for Physicians' Laser Services, Inc. From 1991 to 1996, he served as a senior partner of Decision Dynamics, Inc., a private business and real estate consulting firm, where he provided clients such as Alcoa Properties, the Branigar Corporation, and Mobil Land Development Corporation with consulting services that included market and investment analysis, property positioning and economic payback analysis.

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

Item 11. Security Ownership Of Certain Beneficial Owners and Management.

         Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of the end of the fiscal year covered by this report, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common
Stock:

Name and Address                 Amount and Nature        Percent
of Beneficial Owner            of Beneficial Ownership   of Class(1)

David M. Bovi                       175,000   (D)          17.24%
319 Clematis Street, Suite 700
West Palm Beach, Fl 33401

William R. Colucci (2)              175,000   (D)          17.24%
2501 Turk Boulevard
San Francisco, California 94118

Joseph Thomas Drennan (2)           175,000   (D)          17.24%
2601 Annand Drive, #16
Wilmington DE 19808

Barbara Jean Queen (3)              175,000   (I)          17.24%
3100 Old Limestone Road
Wilmington, Delaware 19808

Nortia Capital Partners, Inc.       100,000   (D)           9.85%
400 Hampton View Court
Alpharetta, Georgia 30004

Universal Capital Management, Inc.  100,000   (D)           9.85%
2601 Annand Drive, Suite 16
Wilmington, Delaware 19808
--------------------------------------------------------------------
1. Based upon 1,015,000 shares of the Company's Common Stock outstanding as of April 30, 2007, the end of the fiscal year covered by this report.
2. Mr. Drennan is an officer and director of Universal Capital Management, Inc., and he disclaims any beneficial ownership in Universal Capital Management, Inc.'s 100,000 shares of the Company's Common Stock.
3. These shares are held in Zenith Holdings, Inc., a corporation owned and controlled by Barbara Queen.

     The following table sets forth, as of the end of the fiscal year covered by this report, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of the Company's Common Stock of each of the officers and directors of the Company, and the officers and directors of the Company as a group:

Name and Address                 Amount and Nature       Percent
of Beneficial Owner           of Beneficial Ownership   of Class(1)

William R. Colucci                  175,000               17.24%
2501 Turk Boulevard
San Francisco, California 94118

All Officers and Directors
as a Group (1 person)               175,000               17.24%

1. Based upon 1,015,000 shares of the Company's Common Stock outstanding as of April 30, 2007, the end of the fiscal year covered by this report.

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

   32.2 Certification of the Treasurer of BF Acquisition Group V, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees And Services

Audit Fees.
-----------

     The aggregate fees billed for the years ended April 30, 2007 and 2006 for professional services rendered by Morison Cogen, LLP for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended April 30, 2007 was $8,000; and for the year ended April 30, 2006 was $5,500.

Audit-Related Fees.
-------------------

     No fees were billed for the years ended April 30, 2007 and 2006 for assurance and related services by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

Tax Fees.
---------

     No fees were billed for the years ended April 30, 2007 and 2006 for tax compliance, tax advice, or tax planning by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

All Other Fees.
---------------

     No fees were billed for the fiscal years ended April 30, 2007 and 2006 for products and services provided by Morison
Cogen, LLP other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies.
--------------------------------------

     The Company's audit committee currently does not have any pre-approval policies or procedures concerning services performed by Morison Cogen, LLP. All the services performed by Morison
Cogen, LLP that are described above were pre-approved by the Company's audit committee. None of the hours expended on Morison Cogen, LLP 's engagement to audit the Company's financial statements for the years ended April 30, 2007 and 2006 were attributed to work performed by persons other than Morison Cogen, LLP's full-time, permanent employees.

                           Appendix A
                      Financial Statements.

       The following Audited Financial Statements are filed as part of this Form 10-KSB Report:

CONTENTS

PAGE F-1      INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT

PAGE F-2      BALANCE SHEETS

PAGE F-3      STATEMENTS OF OPERATIONS

PAGE F-4      STATEMENT OF STOCKHOLDERS' DEFICIT

PAGE  F-5     STATEMENTS OF CASH FLOWS

PAGES F-6-F-8 NOTES TO FINANCIAL STATEMENTS

                  BF ACQUISITION GROUP V, INC.
                  (A Development Stage Company)

                      FINANCIAL STATEMENTS

                     APRIL 30, 2007 AND 2006

                  BF ACQUISITION GROUP V, INC.
                  (A Development Stage Company)







                            CONTENTS

                                                                PAGE
                                                                ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM           1

BALANCE SHEETS                                                    2

STATEMENTS OF OPERATIONS                                          3

STATEMENT OF STOCKHOLDERS' DEFICIT                                4

STATEMENTS OF CASH FLOWS                                          5

NOTES TO FINANCIAL STATEMENTS                                   6 - 8

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
BF Acquisition Group V, Inc.
Newark, Delaware


We have audited the accompanying balance sheets of BF Acquisition Group V, Inc. (a development stage company) as of April 30, 2007 and 2006, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period April 15, 1999 (date of inception) to April 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the year ended April 30, 2004, and for the period April 15, 1999 (date of inception) through April 30, 2004 were audited by other auditors whose report, dated June 11, 2004, on those statements included an explanatory paragraph that described the substantial doubt about the Company's ability to continue as a going concern discussed in
Note 2 to the financial statements. The financial statements for the period April 15, 1999 (date of inception) through April 30, 2004 reflect no revenues and a net loss of $11,072 of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of BF
Acquisition Group V. Inc. (a development stage company) as of April 30, 2007 and 2006 and the results of its operations and cash flows for the years then ended and for the period April 15, 1999 (date of inception) to April 30, 2007, in conformity with accounting principles generally accepted in the United States.

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


/s/ Morison Cogen, LLP
-------------------------
Bala Cynwyd, Pennsylvania
June 18, 2007

                  BF ACQUISITION GROUP V, INC.
                  (A Development Stage Company)
                         BALANCE SHEETS
                     APRIL 30, 2007 AND 2006


                                                                    April 30, 2007 April 30, 2006
                                                                    -------------- --------------
ASSETS
  Current Assets:
    Cash and Cash Equivalents                                        $        66    $        66
                                                                     -----------    -----------

TOTAL ASSETS                                                         $        66    $        66
LIABILITIES & STOCKHOLDERS' DEFICIT                                  ===========    ===========

  Current Liabilities
    Accrued Expenses                                                 $     5,074    $       631
    Affiliates Payable                                                    40,239         33,648
    Loans from Stockholders                                                  450            450
                                                                     -----------    -----------

    Total Current Liabilities                                             45,763         34,729
                                                                     -----------    -----------
  Stockholders' Deficit
    Preferred stock, no par value; 5,000,000 shares authorized,
      no shares issued and outstanding                                         -              -
    Common stock, $.001 par value; 50,000,000 shares authorized,
      1,015,000 shares issued and outstanding at April 30, 2007
      and April 30, 2006                                                   1,015          1,015
    Additional paid-in capital                                             7,676          7,676
    Deficit accumulated during the development stage                     (54,388)       (43,354)
                                                                     -----------    -----------
                                                                         (45,697)       (34,663)
                                                                     -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                            $        66    $        66
                                                                     ===========    ===========




The accompanying notes are an integral part of these financial statements.

                  BF ACQUISITION GROUP V, INC.
                  (A Development Stage Company)
          STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                     APRIL 30, 2007 AND 2006
 FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO APRIL 30, 2007

                               Cumulative      For the          For the
                                  Since       Year Ended       Year Ended
                               Inceptiion    April 30, 2007   April 30, 2006
                               -----------   --------------   --------------
REVENUES
  Revenues                     $         -    $         -      $         -

COSTS AND EXPENSES
  General and Administrative        54,388         11,034           19,916
                               -----------   --------------   --------------

    Total costs and expenses        54,388         11,034           19,916
                               -----------   --------------   --------------

LOSS BEFORE INCOME TAXES            54,388         11,034           19,916

INCOME TAXES                             -              -                -
                               -----------   --------------   --------------

NET LOSS                       $    54,388    $    11,034      $    19,916
                               ===========   ==============   ==============

BASIC AND DILUTED WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                     1,015,000        1,015,000
                                             ==============   ==============
BASIC AND DILUTED NETLOSS
  PER COMMON SHARE                            $      0.01      $      0.02
                                             ==============   ==============












The accompanying notes are an integral part of these financial statements.

                  BF ACQUISITION GROUP V, INC.
                  (A Development Stage Company)
               STATEMENT OF STOCKHOLDERS' DEFICIT
 FOR THE PERIOD APRIL 15, 1999 (DATE OF I NCEPTION) TO APRIL 30, 2007


                                                                                      Deficit
                                                                                    Accumulated
                                                          Common Stock  Additional   During the
                                                       Number of         Paid In    Development
                                                        Shares   Amount  Capital       Stage       Total
                                                      ---------  -----  --------    ----------    -------
Issuance of initial 510,000 shares on April 15, 1999    510,000    510       490           -        1,000
Issuance of shares of common stock in exchange
  for services                                          190,000    190       182           -          372
Net loss for the year ended April 30, 1999                    -      -         -        (372)        (372)
                                                      ---------  -----  --------    ----------    -------

Balance, April 30, 1999                                 700,000    700       672        (372)       1,000

Issuance of shares of common stock                       60,000     60     2,940           -        3,000
Issuance of shares of common stock in exchange
  for services                                           35,000     35        34           -           69
                                                              -      -         -      (3,637)      (3,637)
                                                      ---------  -----  --------    ----------    -------

Balance, April 30, 2000                                 795,000    795     3,646      (4,009)         432
Issuance of shares of common stock                       20,000     20       980           -        1,000
Net loss for the year ended April 30, 2001                           -         -      (2,978)      (2,978)
                                                      ---------  -----  --------    ----------    -------
Balance, April 30, 2001                                 815,000    815     4,626      (6,987)      (1,546)

Net loss for the year ended April 30, 2002                    -      -         -      (3,123)      (3,123)
                                                      ---------  -----  --------    ----------    -------

Balance, April 30, 2002                                 815,000    815     4,626     (10,110)      (4,669)

Net loss for the year ended April 30, 2003                    -      -         -      (3,105)      (3,105)
                                                      ---------  -----  --------    ----------    -------
Balance, April 30, 2003                                 815,000    815     4,626     (13,215)      (7,774)

Net income for the year ended April 30, 2004                  -      -         -       2,143        2,143
                                                      ---------  -----  --------    ----------    -------
Balance, April 30, 2004                                 815,000    815     4,626     (11,072)      (5,631)

Affiliate payables converted into common stock          200,000    200     3,050           -        3,250
Net loss for the year ended April 30, 2005                           -         -     (12,366)     (12,366)
                                                      ---------  -----  --------    ----------    -------
Balance, April 30, 2005                               1,015,000  1,015     7,676     (23,438)     (14,747)

Net loss for the year ended April 30, 2006                    -      -         -     (19,916)     (19,916)
                                                      ---------  -----  --------    ----------    -------
Balance, April 30, 2006                               1,015,000  1,015     7,676     (43,354)     (34,663)

Net loss for the year ended April 30, 2007                    -      -         -     (11,034)     (11,034)
                                                      ---------  -----  --------    ----------    -------
Balance, April 30, 2007                               1,015,000 $1,015  $  7,676   $ (54,388)   $ (45,697)
                                                      =========  =====  ========    ==========    =======






The accompanying notes are an integral part of these financial statements.

                  BF ACQUISITION GROUP V, INC.
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED APRIL 30, 2007 AND 2006
 FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO APRIL 30, 2007

                                                      Cumulative     For the Year    For the Year
                                                        Since           Ended           Ended
                                                       Inception    April 30, 2007 April 30, 2006
                                                      -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                            $   (54,388)   $   (11,034)   $   (19,916)
  Adjustments to reconcile net loss to net cash
    flows used by operating activities
  Stock issued in exchange for services                       441              -              -
  Increase (decrease) in liabilities
    Accrued expenses                                        5,074          4,443         (3,196)
    Advances due to affiliates                             43,489          6,591         23,178
                                                      -----------    -----------    -----------

  Net cash (used in) provided by operating activites       (5,384)             -             66
                                                      -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                    5,000              -              -
  Loans from stockholders                                     450              -              -
                                                      -----------    -----------    -----------

  Net cash provided by financing activities                 5,450              -              -
                                                      -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           66              -             66

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  -             66              -
                                                      -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $        66    $        66    $        66
                                                      ===========    ===========    ===========

Supplemental Disclosure of Non-Cash Financing
  200,000 shares of common stock issued in
  exchange for repayment towards affiliate payable
    Common Stock                                      $       200    $         -    $         -
    Additional paid-in-capital                              3,050              -              -
                                                      -----------    -----------    -----------

    Due to affiliate repayment                        $    (3,250)   $         -    $         -
                                                      ===========    ===========    ===========




The accompanying notes are an integral part of these financial statements.

                  BF ACQUISITION GROUP V, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLOCIES

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of accrued expenses, payables to affiliates and loans to stockholders. The carrying value of accrued expenses, payables to affiliates and loans to stockholders approximate fair value because of their short maturities.

INCOME TAXES

The Company follows SFAS No. 109 "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes assets and liabilities are computed annually for temporary differences between the financials statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

INCOME (LOSS) PER SHARE

The Company follows SFAS No. 128, "Earnings Per Share" resulting in the presentation of basic and diluted earnings per share. The Company has no common stock equivalents, therefore, the amounts reported for basic and dilutive income (loss) per shares were the same.

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

NOTE 2- GOING CONCERN

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

                  BF ACQUISITION GROUP V, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS


NOTE 3 - INCOME TAXES

There is no provision for income taxes for 2006 and 2005 due to the availability of net operating loss carryforwards for which the Company had previously established a 100% valuation allowance for deferred tax assets due to the uncertainty of their recoverability. At April 30, 2007, the Company had a net operating loss carryforwards ("NOL's") approximating $54,388. These operating losses are available to offset future taxable income through the year 2027. The utilization of these NOL's to reduce the future income taxes will depend on the generation of sufficient taxable income prior to their expiration. There were no temporary differences for the years ended April 30, 2007 and 2006. The Company has established a 100% valuation allowance of approximately $22,000 at April 30, 2007 for the deferred tax assets due to the uncertainty of their realization.


NOTE 4 - PAYMENTS TO AFFILIATES

Universal Capital Management, Inc., related to the Company by common shareholders and management personnel, has provided cash advances for operating expenses of the Company. Currently, such loans are unsecured and without specific redemption date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

By: /s/ William R. Colucci
    -----------------------------
    William R. Colucci, President

Dated: June 29, 2007


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ William R. Colucci
    -----------------------------
    William R. Colucci, President,
    Treasurer, director

Dated: June 29, 2007