Form 10QSB
period 2007-07-31
BF ACQUISITION GROUP V INC
filed 2007-09-12
CIK 1089778

U.S. Securities and Exchange Commission
                         Washington, DC 20549
                             Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended July 31, 2007.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________ to__________

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

      2030 Vallejo St., Suite 505, San Francisco, California 94123
----------------------------------------------------------------------
                 (Address of principal executive offices)

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

           Yes [X]                                 No [ ]


                 APPLICABLE ONLY TO CORPORATE ISSUERS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 12, 2007, there were approximately 1,900,000 shares of common stock, $0.001 par value, issued and outstanding.

	Transitional Small Business Disclosure Format (check one):

           Yes [ ]                                 No [X]

                    BF ACQUISITION GROUP V, INC.

                          Form 10-QSB Index
                           July 31, 2007


                                                                Page

Part I: Financial Information................................... 3

  Item 1. Financial Statements ................................. 3

          Balance Sheets........................................ 3

          Statements of Operations.............................. 4

          Statements of Stockholders' Deficit................... 5

          Statements Of Cash Flows.............................. 6

          Notes To Financial Statements......................... 7

   Item 2. Management's Plan of Operation ...................... 9

   Item 3. Controls and Procedures.............................. 10

Part II:   Other Information ................................... 10

   Item 1. Legal Proceedings ................................... 10

   Item 2. Unregistered Sales of Equity Securities and
           Use of Proceeds...................................... 10

   Item 3. Defaults Upon Senior Securities...................... 10

   Item 4. Submission of Matters to a Vote of Security
           Holders.............................................. 10

   Item 5. Other Information ................................... 10

   Item 6. Exhibits............................................. 11

Signatures ..................................................... 11

                              PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements


                    BF ACQUISITION GROUP V, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS
                 JULY 31, 2007 AND APRIL 30, 2007

                                          July 31, 2007     April 30, 2007
                                           (Unaudited)         (Audited)
                                          -------------     --------------
ASSETS
  Current Assets:
    Cash and Cash Equivalents             $          66     $           66
                                          -------------     --------------
TOTAL ASSETS                              $          66     $           66
                                          =============     ==============

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
  Accrued Expenses                        $           -     $        5,074
  Affiliates Payable                             45,019             40,239
  Loans from Stockholders                           450                450
                                          -------------     --------------
  Total Current Liabilities                      45,469             45,763
                                          -------------     --------------

Stockholders' Deficit
  Preferred stock, no par value;
    5,000,000 shares authorized,
    no shares issued and outstanding                  -                  -
  Common stock, $.001 par value;
    50,000,000 shares authorized,
    1,900,000 and 1,015,000 shares
    issued and outstanding at
    July 31, 2007 and April 30, 2007              1,900              1,015
  Additional paid-in capital                     21,176              7,676
  Deficit accumulated during the
    development stage                           (68,479)           (54,388)
                                          -------------     --------------
                                                (45,403)           (45,697)
                                          -------------     --------------
TOTAL LIABILITIES &
STOCKHOLDERS' DEFICIT                     $          66     $           66
                                          =============     ==============


The accompanying notes are an integtral part of these financial statements.

                    BF ACQUISITION GROUP V, INC.
                   (A DEVELOPMENT STAGE COMPANY)
          STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
              JULY 31, 2007 AND 2006 AND FOR THE PERIOD
          APRIL 15, 1999 (DATE OF INCEPTION) TO JULY 31, 2007
                              (UNAUDITED)


                                  Cumulative     For the Three    For the Three
                                    Since        Months Ended     Months Ended
                                  Inception      July 31, 2007    July 31, 2006
                                 ------------    -------------    -------------

REVENUES
  Revenues                       $          -    $           -    $           -
                                 ------------    -------------    -------------

COSTS AND EXPENSES
  General and Administrative           68,479           14,091            2,943
                                 ------------    -------------    -------------
Total costs and expenses               68,479           14,091            2,943

LOSS BEFORE INCOME TAXES               68,479           14,091            2,943

INCOME TAXES                                -                -                -
                                 ------------    -------------    -------------

NET LOSS                         $     68,479    $      14,091    $       2,943
                                 ============    =============    =============


BASIC AND DILUTED WEIGHTED
AVERAGE COMMON SHARES
OUTSTANDING                                          1,900,000        1,015,000
                                                 =============    =============

BASIC AND DILUTED NET LOSS
PER COMMON SHARE                                 $        0.01    $        0.00
                                                 =============    =============



The accompanying notes are an integtral part of these financial statements.

                    BF ACQUISITION GROUP V, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF STOCKHOLDERS' DEFICIT
    FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO JULY 31, 2007


                                                                              Deficit
                                                                            Accumulated
                                               Common Stock    Additional   During the
                                          Number of             Paid In     Development
                                           Shares      Amount   Capital        Stage        Total
                                          ---------    ------  ----------   -----------   ----------
Issuance of initial 510,000 shares
  on April 15, 1999                         510,000       510         490             -        1,000
Issuance of shares of common stock
  in exchange for services                  190,000       190         182             -          372

Net loss for the year ended
  April 30, 1999                                  -         -           -          (372)        (372)
                                          ---------    ------  ----------   -----------   ----------

Balance, April 30, 1999                     700,000       700         672          (372)       1,000

Issuance of shares of common stock           60,000        60       2,940             -        3,000
Issuance of shares of common stock
  in exchange for services                   35,000        35          34             -           69
                                                  -         -           -        (3,637)      (3,637)
                                          ---------    ------  ----------   -----------   ----------

Balance, April 30, 2000                     795,000       795       3,646        (4,009)         432

Issuance of shares of common stock           20,000        20         980             -        1,000

Net loss for the year ended
  April 30, 2001                                            -           -        (2,978)      (2,978)
                                          ---------    ------  ----------   -----------   ----------
Balance, April 30, 2001                     815,000       815       4,626        (6,987)      (1,546)

Net loss for the year ended
  April 30, 2002                                  -         -           -        (3,123)      (3,123)
                                          ---------    ------  ----------   -----------   ----------

Balance, April 30, 2002                     815,000       815       4,626       (10,110)      (4,669)

Net loss for the year ended
  April 30, 2003                                  -         -           -        (3,105)      (3,105)
                                          ---------    ------  ----------   -----------   ----------

Balance, April 30, 2003                     815,000       815       4,626       (13,215)      (7,774)

Net income for the year ended
  April 30, 2004                                  -         -           -         2,143        2,143
                                          ---------    ------  ----------   -----------   ----------

Balance, April 30, 2004                     815,000       815       4,626       (11,072)      (5,631)

Affiliate payables converted into
  common stock                              200,000       200       3,050             -        3,250

Net loss for the year ended
  April 30, 2005                                            -           -       (12,366)     (12,366)
                                          ---------    ------  ----------   -----------   ----------

Balance, April 30, 2005                   1,015,000     1,015       7,676       (23,438)     (14,747)

Net loss for the year ended
  April 30, 2006                                  -         -           -       (19,916)     (19,916)
                                          ---------    ------  ----------   -----------   ----------

Balance, April 30, 2006                   1,015,000     1,015       7,676       (43,354)     (34,663)

Net loss for the year ended
  April 30, 2007                                  -         -           -       (11,034)     (11,034)
                                          ---------    ------  ----------   -----------   ----------

Balance, April 30, 2007                   1,015,000     1,015       7,676       (54,388)     (45,697)

Issuance of stock for services              885,000       885      13,500             -       14,385

Net loss for the three months
  ended July 31, 2007                             -         -           -       (14,091)     (14,091)
                                          ---------    ------  ----------   -----------   ----------

Balance, July 31, 2007                    1,900,000    $1,900  $   21,176   $   (68,479)  $  (45,403)
                                          =========    ======  ==========   ===========   ==========



The accompanying notes are an integtral part of these financial statements.

                    BF ACQUISITION GROUP V, INC.
                   (A DEVELOPMENT STAGE COMPANY)
          STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
              JULY 31, 2007 AND 2006 AND FOR THE PERIOD
          APRIL 15, 1999 (DATE OF INCEPTION) TO JULY 31, 2007
                              (UNAUDITED)


                                            Cumulative     For the Three    For the Three
                                              Since        Months Ended     Months Ended
                                            Inception      July 31, 2007    July 31, 2006
                                           ------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                 $    (68,479)   $     (14,091)   $      (2,943)
Adjustments to reconcile net loss to
  net cash flows used by operating
  activities
Stock issued in exchange for services            14,826           14,385                -
(Increase) decrease in assets
  Accrued expenses                                    0           (5,074)           1,443
  Advances due to affiliates                     48,269            4,780            1,500
                                           ------------    -------------    -------------
Net cash (used in) provided by
  operating activites                            (5,384)               -                -

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuance of common stock          5,000                -                -
  Loans from stockholders                           450                -                -
                                           ------------    -------------    -------------

Net cash provided by financing activities         5,450                -                -

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                     66                -                -

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD                                             -               66               66
                                           ------------    -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD   $         66    $          66    $          66
                                           ============    =============    =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ITEMS:

200,000 shares of common stock issued in exchange for repayment towards affiliate payable

  Common stock                             $        200    $          -     $           -

  Additional paid in capital                      3,050               -                 -

  Due to affiliate repayment               $     (3,250)   $          -     $           -




The accompanying notes are an integtral part of these financial statements.

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

BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared by BF Acquisition Group V, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's April 30, 2007 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements in the April 30, 2007 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. Operating results for the nine months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008.

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

RECENTLY ISSUED PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and will become effective for us beginning with the first quarter of 2007, and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The adoption of FIN 48 did not have a material impact on the Company's financial statements.

                    BF ACQUISITION GROUP V, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS
                              (UNAUDITED)


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLOCIES (CONTINUED)

RECENTLY ISSUED PRONOUNCEMENTS (CONTINUED)
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and will become effective beginning with the first quarter of fiscal 2009. The Company has not yet determined the impact of the adoption of SFAS No. 157 on its financial statements and footnote disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of fiscal 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.


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


NOTE 4 - INCOME TAXES

There is no provision for income taxes for 2007 and 2006 due to the availability of net operating loss carryforwards for which the Company had previously established a 100% valuation allowance for deferred tax assets due to the uncertainty of their recoverability.


NOTE 5 - STOCKHOLDERS' EQUITY

During July 2007, the Company issued 885,000 shares of common stock for professional services valued at $14,385, fair value.

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

       Until we obtain business partners or acquisition candidates, our Company does not expect to meet its current capital requirements for the next twelve months. Additionally, we cannot assure you that if we obtain business partners or acquisition candidates that we will meet our current capital requirements for the next twelve months. We obtained $45,469 in affiliate cash advances and loans to meet our current capital requirements, but we cannot assure you that we can obtain additional cash advances or loans for any amount in the future. Our independent auditors have indicated in their audit opinion for the year ended April 30, 2007 that certain factors raise substantial doubt about our ability to continue as a going concern, and these continuing factors are discussed in note 2 to our accompanying July 31, 2007 interim financial statements.

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

Item 3A (T). Controls and Procedures.

Not applicable.

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

BF ACQUISITION GROUP V, INC.


Registrant

By: /s/ William R. Colucci
   ---------------------------------
   William R. Colucci, President

Dated: September 12, 2007

By: /s/ William R. Colucci
   ---------------------------------
   William R. Colucci, President

Dated: September 12, 2007

By: /s/ William R. Colucci
   ---------------------------------
   William R. Colucci, Treasurer

Dated: September 12, 2007