Form 10QSB
period 2007-10-31
BF ACQUISITION GROUP V INC
filed 2007-12-17
CIK 1089778

U.S. Securities and Exchange Commission
                     Washington, DC 20549
                         Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007.

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

   2030 Vallejo St., Suite 505, San Francisco, California 94123
-----------------------------------------------------------------
             (Address of principal executive offices)

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

                APPLICABLE ONLY TO CORPORATE ISSUERS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 17, 2007, there were approximately 1,900,000 shares of common stock, $0.001 par value, issued and outstanding.

	Transitional Small Business Disclosure Format (check one):
Yes [ ]    No [X]

                    BF ACQUISITION GROUP V, INC.

                          Form 10-QSB Index
                          October 31, 2007

                                                                  Page
                                                                  ----

Part I: Financial Information..................................    1

       Item 1. Financial Statements............................    1

       Balance Sheets .........................................    1

       Statements of Operations................................    2

       Statements of Stockholders' Deficit.....................    3

       Statements of Cash Flows................................    4

       Notes To Financial Statements...........................   5-6

       Item 2. Management's Plan of Operation..................    7

       Item 3. Controls and Procedures.........................    8

Part II: Other Information.....................................    8

       Item 1. Legal Proceedings...............................    8

       Item 2. Unregistered Sales of Equity Securities
               and Use of Proceeds.............................    8

       Item 3. Defaults Upon Senior Securities.................    8

       Item 4. Submission of Matters to a Vote of
               Security Holders................................    8

       Item 5. Other Information...............................    8

       Item 6. Exhibits........................................    9

Signatures.....................................................    9

                               PART 1
                         FINANCIAL INFORMATION

Item 1.	Financial Statements


                      BF ACQUISITION GROUP V, INC.
                      (A Development Stage Company)
                             BALANCE SHEETS

                                          October 31, 2007     April 30, 2007
                                             (Unaudited)          (Audited)
                                          ----------------    ----------------
ASSETS

   Current Assets:
        Cash and Cash Equivalents         $             66    $             66
                                          ----------------    ----------------
TOTAL ASSETS                              $             66    $             66
                                          ================    ================

LIABILITIES & STOCKHOLDERS' DEFICIT

   Current Liabilities
        Accrued Expenses                  $              -    $          5,074
        Affiliates Payable                          48,259              40,239
        Loans from Stockholders                        450                 450
                                          ----------------    ----------------
        Total Current Liabilities                   48,709              45,763
                                          ----------------    ----------------

   Stockholders' Deficit
        Preferred stock, no par value;
          5,000,000 shares authorized,
          no shares issued and outstanding               -                   -
        Common stock, $.001 par value;
          50,000,000 shares authorized,
          1,900,000 and 1,015,000 shares
          issued and outstanding at
          October 31, 2007 and
          April 30, 2007                             1,900               1,015
        Additional paid-in capital                  21,176               7,676
        Deficit accumulated during the
          development stage                        (71,719)            (54,388)
                                          ----------------    ----------------
                                                   (48,643)            (45,697)
                                          ----------------    ----------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT $             66    $             66
                                          ================    ================


  The accompanying notes are an integral part of these financial statements.

                           BF ACQUISITION GROUP V, INC.
                          (A Development Stage Company)
         STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
                          OCTOBER 31, 2007 AND 2006 AND
               FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION)
                               TO OCTOBER 31, 2007
                                    (UNAUDITED)

                               Cumulative     For the Three      For the Three       For the Six        For the Six
                                  Since        Months Ended       Months Ended       Months Ended       Months Ended
                                Inception    October 31, 2007   October 31, 2006   October 31, 2007   October 31, 2006
                              ------------   ----------------   ----------------   ----------------   ----------------

REVENUES
  Revenues                    $          -   $              -   $              -   $              -   $              -

COSTS AND EXPENSES
  General and Administrative        71,719              3,240                  -             17,331              2,943
                              ------------   ----------------   ----------------   ----------------   ----------------
     Total costs and expenses       71,719              3,240                  -             17,331              2,943
                              ------------   ----------------   ----------------   ----------------   ----------------

LOSS BEFORE INCOME TAXES            71,719              3,240                  -             17,331              2,943

INCOME TAXES                             -                  -                  -                  -                  -
                              ------------   ----------------   ----------------   ----------------   ----------------

NET LOSS                      $     71,719   $          3,240   $              -   $         17,331   $          2,943
                              ============   ================   ================   ================   ================

BASIC AND DILUTED WEIGHTED
  AVERAGE COMMON SHARES
  OUTSTANDING                                       1,900,000          1,015,000          1,553,696          1,015,000
                                             ================   ================   ================   ================

BASIC AND DILUTED NET LOSS
PER COMMON SHARE                             $              -   $              -   $           0.01   $              -
                                             ================   ================   ================   ================
















 The accompanying notes are an integral part of these financial statements.

                       BF ACQUISITION GROUP V, INC.
                       (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' DEFICIT
             FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION)
                             TO OCTOBER 31, 2007


                                                                              Deficit
                                                                            Accumulated
                                               Common Stock    Additional   During the
                                          Number of             Paid In     Development
                                           Shares      Amount   Capital        Stage        Total
                                          ---------    ------  ----------   -----------   ----------
Issuance of initial 510,000 shares
  on April 15, 1999                         510,000       510         490             -        1,000
Issuance of shares of common stock
  in exchange for services                  190,000       190         182             -          372

Net loss for the year ended
  April 30, 1999                                  -         -           -          (372)        (372)
                                          ---------    ------  ----------   -----------   ----------

Balance, April 30, 1999                     700,000       700         672          (372)       1,000

Issuance of shares of common stock           60,000        60       2,940             -        3,000
Issuance of shares of common stock
  in exchange for services                   35,000        35          34             -           69
                                                  -         -           -        (3,637)      (3,637)
                                          ---------    ------  ----------   -----------   ----------

Balance, April 30, 2000                     795,000       795       3,646        (4,009)         432

Issuance of shares of common stock           20,000        20         980             -        1,000

Net loss for the year ended
  April 30, 2001                                  -         -           -        (2,978)      (2,978)
                                          ---------    ------  ----------   -----------   ----------
Balance, April 30, 2001                     815,000       815       4,626        (6,987)      (1,546)

Net loss for the year ended
  April 30, 2002                                  -         -           -        (3,123)      (3,123)
                                          ---------    ------  ----------   -----------   ----------

Balance, April 30, 2002                     815,000       815       4,626       (10,110)      (4,669)

Net loss for the year ended
  April 30, 2003                                  -         -           -        (3,105)      (3,105)
                                          ---------    ------  ----------   -----------   ----------

Balance, April 30, 2003                     815,000       815       4,626       (13,215)      (7,774)

Net income for the year ended
  April 30, 2004                                  -         -           -         2,143        2,143
                                          ---------    ------  ----------   -----------   ----------

Balance, April 30, 2004                     815,000       815       4,626       (11,072)      (5,631)

Affiliate payables converted into
  common stock                              200,000       200       3,050             -        3,250

Net loss for the year ended
  April 30, 2005                                  -         -           -       (12,366)     (12,366)
                                          ---------    ------  ----------   -----------   ----------

Balance, April 30, 2005                   1,015,000     1,015       7,676       (23,438)     (14,747)

Net loss for the year ended
  April 30, 2006                                  -         -           -       (19,916)     (19,916)
                                          ---------    ------  ----------   -----------   ----------

Balance, April 30, 2006                   1,015,000     1,015       7,676       (43,354)     (34,663)

Net loss for the year ended
  April 30, 2007                                  -         -           -       (11,034)     (11,034)
                                          ---------    ------  ----------   -----------   ----------

Balance, April 30, 2007                   1,015,000     1,015       7,676       (54,388)     (45,697)

Issuance of stock for services              885,000       885      13,500             -       14,385

Net loss for the six months
  ended October 31, 2007                          -         -           -       (17,331)     (17,331)
                                          ---------    ------  ----------   -----------   ----------

Balance, October 31, 2007                 1,900,000    $1,900  $   21,176   $   (71,719)  $  (48,643)
                                          =========    ======  ==========   ===========   ==========


  The accompanying notes are an integral part of these financial statements.

                        BF ACQUISITION GROUP V, INC.
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED OCTOBER 31, 2007 AND 2006 AND
               FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION)
                        TO OCTOBER 31, 2007 (UNAUDITED)

                                          Cumulative       For the Six         For the Six
                                            Since          Months Ended        Months Ended
                                          Inception      October 31, 2007    October 31, 2006
                                        -------------    ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                              $     (71,719)   $        (17,331)   $              -
  Adjustments to reconcile net loss to
    net cash flows used by operating
    activities
  Stock issued in exchange for services        14,826              14,385                   -
  Increase (decrease) in liabilities
    Accrued expenses                                0              (5,074)                  -
    Advances due to affiliates                 51,509               8,020                   -
                                        -------------    ----------------    ----------------
  Net cash (used in) provided by
  operating activites                          (5,384)                  -                   -
                                        -------------    ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common
    stock                                       5,000                   -                   -
  Loans from stockholders                         450                   -                   -
                                        -------------    ----------------    ----------------
  Net cash provided by financing
  activities                                    5,450                   -                   -
                                        -------------    ----------------    ----------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                             66                   -                   -

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               -                  66                  66
                                        -------------    ----------------    ----------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $          66    $             66    $             66
                                        =============    ================    ================

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

BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared by BF Acquisition Group V, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's April 30, 2007 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements in the April 30, 2007 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. Operating results for the six months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008.

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


NOTE 4 - INCOME TAXES

There is no income tax benefit for the losses incurred during 2007 and 2006 since the Company has established a 100% valuation allowance for deferred tax assets due to the uncertainty of their recoverability.


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

       Until we obtain business partners or acquisition candidates, our Company does not expect to meet its current capital requirements for the next twelve months. Additionally, we cannot assure you that if we obtain business partners or acquisition candidates that we will meet our current capital requirements for the next twelve months. We obtained $48,709 in affiliate cash advances and loans to meet our current capital requirements, but we cannot assure you that we can obtain additional cash advances or loans for any amount in the future. Our independent auditors have indicated in their audit opinion for the year ended April 30, 2007 that certain factors raise substantial doubt about our ability to continue as a going concern, and these continuing factors are discussed in note 2 to our accompanying October 31, 2007 interim financial statements.

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

BF ACQUISITION GROUP V, INC.


Registrant

By: /s/ William R. Colucci
   ---------------------------------
   William R. Colucci, President

Dated: December 17, 2007

By: /s/ William R. Colucci
   ---------------------------------
   William R. Colucci, President

Dated: December 17, 2007

By: /s/ William R. Colucci
   ---------------------------------
   William R. Colucci, Treasurer

Dated: December 17, 2007