Form 10QSB
period 2008-01-31
BF ACQUISITION GROUP V INC
filed 2008-03-17
CIK 1089778

United States
                     Securities and Exchange Commission
                           Washington, DC 20549
                                Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended January 31, 2008.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                      Commission File number 0-26853

                       BF Acquisition Group V, Inc.
---------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

                   Florida                           65-0913588
---------------------------------------------------------------------------
       (State or other jurisdiction       (IRS Employer Identification No.)
     of incorporation or organization)

             57 Post Street # 915, San Francisco, California 94104
---------------------------------------------------------------------------
                 (Address of principal executive offices)

                               (415) 296-9131
---------------------------------------------------------------------------
                        (Issuer's telephone number)

       2030 Vallejo St., Suite 505, San Francisco, California 94123
---------------------------------------------------------------------------
        (Former name, former address, and former fiscal year,
                     if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 17, 2008, there were approximately 1,900,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes __  No _X__

                        BF ACQUISITION GROUP V, INC.

                             Form 10-QSB Index
                              January 31, 2008

												Page
Part I: Financial Information.............................................1

   Item 1. Financial Statements ..........................................1

        Balance Sheets ...................................................1

        Statements of Operations .........................................2

        Statements of Stockholders' Deficit...............................3

        Statements of Cash Flows..........................................4

        Notes To Financial Statements...................................5-7

   Item 2. Management's Plan of Operation.................................8

   Item 3. Controls and Procedures........................................9

   Item 3A (T). Controls and Procedures...................................9

Part II:   Other Information..............................................9

   Item 1. Legal Proceedings..............................................9

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds....9

   Item 3. Defaults Upon Senior Securities................................9

   Item 4. Submission of Matters to a Vote of Security Holders............9

   Item 5. Other Information..............................................9

   Item 6. Exhibits......................................................10

Signatures...............................................................10

                        BF ACQUISITION GROUP V, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                              JANUARY 31, 2008

                                (UNAUDITED)

                       BF ACQUISITION GROUP V, INC.
                      (A Development Stage Company)






                                CONTENTS

                                                                    PAGE
                                                                    ----

     BALANCE SHEETS                                                  1

     STATEMENTS OF OPERATIONS                                        2

     STATEMENTS OF STOCKHOLDERS' DEFICIT                             3

     STATEMENTS OF CASH FLOWS                                        4

     NOTES TO FINANCIAL STATEMENTS                                  5-7

                                  PART I
                           FINANCIAL INFORMATION

    Item 1. Financial Statements


                       BF ACQUISITION GROUP V, INC.
                      (A Development Stage Company)
                              BALANCE SHEETS

                                                    January 31, 2008 April 30, 2007
                                                      (Unaudited)       (Audited)
                                                      -----------    -----------
ASSETS
  Current Assets:
     Cash and Cash Equivalents                        $        46    $        66
                                                      -----------    -----------

TOTAL ASSETS                                          $        46    $        66
                                                      ===========    ===========
LIABILITIES & STOCKHOLDERS' DEFICIT

  Current Liabilities
     Accrued Expenses                                 $         -    $     5,074
     Affiliates Payable                                    48,459         40,239
     Loans from Stockholders                                  450            450
                                                      -----------    -----------

     Total Current Liabilities                             48,909         45,763
                                                      -----------    -----------
  Stockholders' Deficit
     Preferred stock, no par value;
       5,000,000 shares authorized,
       no shares issued and outstanding                         -              -
     Common stock, $.001 par value;
       50,000,000 shares authorized,
       1,900,000 and 1,015,000 shares
       issued and outstanding at January
       31, 2008 and April 30, 2007                          1,900          1,015
     Additional paid-in capital                            21,176          7,676
     Deficit accumulated during the development stage     (71,939)       (54,388)
                                                      -----------    -----------
                                                          (48,863)       (45,697)
                                                      -----------    -----------
TOTAL LIABILITIES & STOCK HOLDERS' DEFICIT            $        46    $        66
                                                      ===========    ===========

The accompanying notes are an integral part of these financial statements.

                    BF ACQUISITION GROUP V, INC.
                    (A Development Stage Company)
    STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                   JANUARY 31, 2008 AND 2007 AND
FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO JANUARY 31, 2008
                              (UNAUDITED)

                              Cumulative    For the Three      For the Three      For the Nine       For the Nine
                                 Since       Months Ended       Months Ended       Months Ended       Months Ended
                              Inception    January 31, 2008   January 31, 2007   January 31, 2008   January 31, 2007
                              ----------   ----------------   ----------------   ----------------   ----------------
REVENUES
  Revenues                    $        -     $          -       $          -      $      17,551       $          -

COSTS AND EXPENSES
General and Administrative        71,719              180              1,091             17,551               4,034
                              ----------     ------------       ------------       ------------        ------------
Total costs and expenses          71,719              180              1,091             17,551               4,034
                              ----------     ------------       ------------       ------------        ------------

LOSS BEFORE INCOME TAXES         (71,719)             180              1,091             17,551              (4,034)

INCOME TAXES                           -                -                  -                  -                   -
                              ----------     ------------       ------------       ------------        ------------
NET LOSS                      $  (71,719)    $        180      $       1,091      $      17,551       $      (4,034)
                              ==========     ============       ============       ============        ============

BASIC AND DILUTED WEIGHTED
AVERAGE COMMON SHARES
OUTSTANDING                                     1,900,000          1,015,000          1,669,130           1,015,000
                                             ============       ============       ============        ============

BASIC AND DILUTED NET (LOSS)
INCOME PER COMMON SHARE                      $          -      $           -      $        0.01       $           -
                                             ============       ============       ============        ============


The accompanying notes are an integral part of these financial statements.

                     BF ACQUISITION GROUP V, INC.
                    (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO JANUARY 31, 2008

                                                                             Deficit
                                                                           Accumulated
                                          Common Stock        Additional    During the
                                      Number of                 Paid In    Development
                                       Shares       Amount      Capital       Stage         Total
                                      ---------   ---------   ----------   -----------   -----------

Issuance of initial 510,000
  shares on April 15, 1999              510,000         510          490             -         1,000
Issuance of shares of common
  stock in exchange
for services                            190,000         190          182             -           372
Net loss for the year ended
  April 30, 1999                              -           -            -          (372)         (372)
                                      ---------   ---------   ----------   -----------   -----------
Balance, April 30, 1999                 700,000         700          672          (372)        1,000

Issuance of shares of common stock       60,000          60        2,940             -         3,000
Issuance of shares of common stock
  in exchange for services               35,000          35           34             -            69
Net loss for the year ended
  April 30, 2000                              -           -            -        (3,637)       (3,637)
                                      ---------   ---------   ----------   -----------   -----------
Balance, April 30, 2000                 795,000         795        3,646        (4,009)          432

Issuance of shares of common stock       20,000          20          980             -         1,000
Net loss for the year ended
  April 30, 2001                              -           -            -        (2,978)       (2,978)
                                      ---------   ---------   ----------   -----------   -----------
Balance, April 30, 2001                 815,000         815        4,626        (6,987)       (1,546)

Net loss for the year ended
  April 30, 2002                              -           -            -        (3,123)       (3,123)
                                      ---------   ---------   ----------   -----------   -----------
Balance, April 30, 2002                 815,000         815        4,626       (10,110)       (4,669)

Net loss for the year ended
  April 30, 2003                              -           -            -        (3,105)       (3,105)
                                      ---------   ---------   ----------   -----------   -----------
Balance, April 30, 2003                 815,000         815        4,626       (13,215)       (7,774)

Net income for the year ended
  April 30, 2004                              -           -            -         2,143         2,143
                                      ---------   ---------   ----------   -----------   -----------
Balance, April 30, 2004                 815,000         815        4,626       (11,072)       (5,631)

Affiliate payables converted into
common stock                            200,000         200        3,050             -         3,250
Net loss for the year ended
  April 30, 2005                              -           -            -       (12,366)      (12,366)
                                      ---------   ---------   ----------   -----------   -----------
Balance, April 30, 2005               1,015,000       1,015        7,676       (23,438)      (14,747)

Net loss for the year ended
  April 30, 2006                              -           -            -       (19,916)      (19,916)
                                      ---------   ---------   ----------   -----------   -----------
Balance, April 30, 2006               1,015,000       1,015        7,676       (43,354)      (34,663)

Net loss for the year ended
  April 30, 2007                              -           -            -       (11,034)      (11,034)
                                      ---------   ---------   ----------   -----------   -----------
Balance, April 30, 2007 (Audited)     1,015,000   $   1,015   $    7,676   $   (54,388)  $   (45,697)

Issuance of stock for services          885,000         885       13,500             -       (14,385)
Net loss for the nine months ended
  January 31, 2008                            -           -            -       (17,551)      (17,551)
                                      ---------   ---------   ----------   -----------   -----------

Balance, January 31, 2008
(Unaudited)                           1,900,000   $   1,900   $   21,176   $   (71,939)  $   (48,863)
                                      =========   =========   ==========   ===========   ===========




 The accompanying notes are an integral part of these financial statements.

                     BF ACQUISITION GROUP V, INC.
                    (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTHS ENDED JANUARY 31, 2008 AND 2007 AND
FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO JANUARY 31, 2008
                              (UNAUDITED)

                                                       Cumulative       Nine Months        Nine Months
                                                         Since             Ended              Ended
                                                       Inception     January 31, 2008    January 31, 2007
                                                      -----------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                            $  (71,719)    $      (17,551)     $       (4,034)
  Adjustments to reconcile net loss to net cash
     flows used by operating activities
  Stock issued in exchange for services                   14,826             14,385                   -
  Increase (decrease) in liabilities
     Accrued expenses                                          -             (5,074)              1,443
     Advances due to affiliates                           51,489              8,220               2,591
                                                      ----------     --------------      --------------

  Net cash used in operating activites                    (5,404)               (20)                  -
                                                      ----------     --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                   5,000                  -                   -
  Loans from stockholders                                    450                  -                   -
                                                      ----------     --------------      --------------

  Net cash provided by financing activities                5,450                  -                   -
                                                      ----------     --------------      --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  $       46                (20)                  -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 -                 66                  66
                                                      ----------     --------------      --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $       46     $           46      $           66
                                                      ==========     ==============      ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ITEMS:

  200,000 shares of common stock issued in exchange for repayment towards affiliate payable

   Common stock                                       $      200     $            -      $            -

   Additional paid in capital                              3,050                  -                   -

   Due to affiliate repayment                         $   (3,250)    $            -      $            -



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

BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared by BF Acquisition Group V, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's April 30, 2007 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements in the April 30, 2007 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. Operating results for the nine months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008.

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

RECENTLY ISSUED PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and became effective for us beginning with the first quarter of 2007, and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The adoption of FIN 48 did not have a material impact on the Company's financial statements.

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

On December 4, 2007, the FASB issued SFAS No.141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not yet determined the impact of the adoption of SFAS No. 141R on its financial statements and footnote disclosures.

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


NOTE 5 - COMMON STOCK

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

    Until we obtain business partners or acquisition candidates, our Company does not expect to meet its current capital requirements for the next twelve months. Additionally, we cannot assure you that if we obtain business partners or acquisition candidates that we will meet our current capital requirements for the next twelve months. We obtained $48,909 in affiliate cash advances and loans to meet our current capital requirements, but we cannot assure you that we can obtain additional cash advances or loans for any amount in the future. Our independent auditors have indicated in their audit opinion for the year ended April 30, 2007 that certain factors raise substantial doubt about our ability to continue as a going concern, and these continuing factors are discussed in note 2 to our accompanying January 31, 2008 interim financial statements.

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

BF ACQUISITION GROUP V, INC.


Registrant

By: /s/ William R. Colucci
    ----------------------
    William R. Colucci, President

Dated: March 17, 2008

By: /s/ William R. Colucci
    ----------------------
    William R. Colucci, President

Dated: March 17, 2008

By: /s/ William R. Colucci
    ----------------------
    William R. Colucci, Treasurer

Dated: March 17, 2008