Form 10KSB
period 2008-04-30
BF ACQUISITION GROUP V INC
filed 2008-07-29
CIK 1089778

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________

Commission File number 0-26853

BF Acquisition Group V, Inc.

-----------------------------------------------------------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

Florida	65-0913588

-------------------------------------------------------------------------------------------------------------------

(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

57 Post Street # 915, San Francisco, California 94104

-------------------------------------------------------------------------------------------------------------------

(Address of principal executive offices)

(415) 296-9131

-------------------------------------------------------------------------------------------------------------------

(Issuer's telephone number)

-------------------------------------------------------------------------------------------------------------------

(Former name, former address, and former fiscal year, if changed since last report)

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenue for its most recent fiscal year…………………….$0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

As of the date of this report, the aggregate market value of our common stock, $0.001 par value, held by non-affiliates was approximately $5,119 (315,000 shares at $0.01625, which is the last price which the registrant’s common equity was sold).

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 29, 2008, there were approximately 1,900,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐  No ☒

BF ACQUISITION GROUP V, INC.

 Form 10-KSB Index

April 30, 2008

PART I

Item 1.

Description of Business.

Forward-Looking Statements

This Report on Form 10-KSB contains statements that plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

1.

Changes in general economic and business conditions affecting our Company;

2.

Legal or policy developments that diminish the appeal of our Company; and

3.

Changes in our business strategies.

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for similar statements by existing public companies, does not apply to our Company.

Our Business Development

During the period covered by this report, BF Acquisition Group V, Inc. (the “Company”) conducted no business operations and generated no revenue.

We were organized as BF Acquisition Group V, Inc. under the laws of the State of Florida on April 15, 1999, as a “shell” company with plans to seek business partners or acquisition candidates. We registered our Company’s common stock, par value $0.001 (the “Common Stock”) pursuant to Securities and Exchange Commission (“SEC”) registration statement Form 10-SB on a voluntary basis in order to become a reporting “shell” company, and on March 24, 2000 the SEC approved our Form 10-SB registration statement. Due to capital constraints, however, we were unable to continue with our business plan. In March 2001, we ultimately ceased our business activities and became dormant, whereby we incurred only minimal administrative expenses. We re-established our business plan in 2004 and our management is devoting its efforts to general business planning, raising capital, and developing business opportunities. Unless the context otherwise requires, all references to the “Company” “we” “our” and other similar terms means BF Acquisition Group V, Inc., a Florida corporation.

Our Business

We are a corporate vehicle created to seek to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to employ our Company to become a reporting corporation under the Securities Exchange Act of 1934 (“Exchange Act”). We conduct virtually no business operations, other than our efforts to seek merger partners or acquisition candidates. We do not engage in any substantive commercial business or other business operations. We face special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We are in our development stage.

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

We encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience in connection with identifying and effecting Business Combinations directly or through affiliates. Many of these competitors posses greater financials, marketing, technical, personnel and other resources than we do and we cannot assure that we will have the ability to compete successfully. Our financial resources are limited in comparison to those of many of our competitors. This inherent competitive limitation could compel us to select certain less attractive acquisition prospects. We cannot assure that such prospects will permit us to meet our stated business objectives. We believe, however, that our status as a reporting public entity could give us a competitive advantage over privately held entities having a similar business objective similar to ours. Our limited funds and lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business before we commit our resources thereto.

We cannot presently ascertain with any degree of certainty the time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state “blue sky” and corporation laws).

Our Facilities

Our executive and business offices are located at 57 Post Street # 915, San Francisco, California 94104. We believe this office space is adequate to serve our present needs.

Our Employees

Our present officer and director is our only employee, and he devotes minimal time to our business. We have no full-time employees. We expect to use consultant, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees while we are seeking and evaluating Target Businesses.

Government Regulations That Affect Our Business

During this period covered by this report, our business was not subject to direct regulation by any domestic or foreign governmental agency, other than regulations generally applicable to businesses, and we believe that we have complied with these laws and regulations in all material aspects. If we consummate a Business Combination with a Target Business that operates in an industry that is regulated or licensed by federal, state or local authorities, compliance with such regulations could be a time-consuming and expensive process.

Item 2.

Properties.

Our executive and business offices are located at 57 Post Street # 915, San Francisco, California 94104. We believe this office space is adequate to serve our present needs.

Item 3.

Legal Proceedings.

As of the date hereof, we are not a party to any material legal proceedings, nor are we aware of any threatened litigation of a material nature.

Item 4.

Submission of Matters to a Vote Of Security Holders.

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART III

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

(d)

Securities Authorized for Issuance Under Equity Compensation Plans.

Not applicable.

(e)

Recent Sales of Unregistered Securities

Not applicable.

Item 6.

Management's Plan of Operation.

Overview

The following discussion “Management's Plan of Operation” contains forward-looking statements. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “could,” “may” and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Annual Report on Form 10-KSB.

The following is qualified by reference to, and should be read in conjunction with our audited financial statements (“Financial Statements”), and the notes thereto, included elsewhere in this Form 10-KSB, as well as the discussion hereunder "Management's Plan of Operation".

Plan of Operation

During the period covered by this report, BF Acquisition Group V, Inc. (the “Company”) conducted no business operations and generated no revenue.

Our Company was initially organized as a “shell” company, with plans to seek business partners or acquisition candidates; however, due to capital constraints, we were unable to continue with our business plan. In March 2001, we ultimately ceased our business activities and became dormant, whereby we incurred only minimal administrative expenses. We re-established our business plan in 2004 and our management is devoting most of its efforts to general business planning, raising capital, and developing business opportunities.

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

Until we obtain business partners or acquisition candidates, our Company does not expect to meet its current capital requirements for the next twelve months. Additionally, we cannot assure you that if we obtain business partners or acquisition candidates that we will meet our current capital requirements for the next twelve months. We obtained $51,459 in affiliate cash advances and loans to meet our current capital requirements, but we cannot assure you that we can obtain additional cash advances or loans for any amount in the future. Our independent auditors have indicated in their audit opinion for the year ended April 30, 2008 that certain factors raise substantial doubt about our ability to continue as a going concern, and these continuing factors are discussed in note 2 to our accompanying April 30, 2008 audited financial statements.

Item 7.

Financial Statements

Our Financial Statements are attached as Appendix A (following Exhibits) and included as part of this Form 10-KSB Report. A list of our Financial Statements is provided in response to Item 13 of this Form 10-KSB Report.

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8.A.

Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's principal executive officers and financial officers of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The evaluation revealed to the Company's principal executive officers and financial officers that the design and operation of the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no significant changes in the Company's internal controls and in other factors that could significantly affect internal controls subsequent to the date of the above-described evaluation period.

Item 8.B.

Other Information.

Not applicable.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(A) of the Exchange Act.

(a)  Identity of directors and executive officers.

Name	Age	Position	Term/Period Served
William R. Colucci	69	Director, President,	1year/since inception
		Treasurer, Secretary

(b)  Business experience of directors and executive officers.

Mr. Colucci has served as director, president, secretary and treasurer of the Company since its inception in April 1999. Since April 2007, Mr. Colucci has also served as director of Gelstat Corporation. From August 2004 to April 2007, Mr. Colucci served as an officer of Universal Capital Management, Inc., a business development company. Since 1999, Mr. Colucci has been an independent consultant with Harbor Town Management Group Inc., a privately held management firm that provided investment banking and business consulting services. From 1996 to 1997, Mr. Colucci served as Chief Operating Officer and SEC Compliance Officer for Physicians’ Laser Services, Inc. From 1991 to 1996, he served as senior partner of Decision Dynamics, Inc., a private business and real estate consulting firm, where he provided clients such as Alcoa Properties, the Branigar Corporation, and Mobil Land Development Corporation with consulting services that included market and investment analysis, property positioning and economic payback analysis.

Each director of the Company holds such position until the next annual meeting of shareholders and until his successor is duly elected and qualified. The officers hold office until the first meeting of the board of directors following the annual meeting of shareholders and until their successors are chosen and qualified, subject to early removal by the board of directors.

Audit Committee Financial Expert

During the period covered by this report, the Company did not have an audit committee financial expert on its audit committee. This is due to the Company’s development stage, lack of business operations, the small number of executive officers involved with the Company, and the fact that the Company expects to operate through strategic consultants with few or no employees. Our board of directors will continue to evaluate, from time to time, whether its audit committee should appoint an audit committee financial expert on its audit committee.

Audit Committee

During the period covered by this report, the Company did not have a separately designated standing audit committee in place; the Company’s entire board of directors served, and currently serves, in that capacity. This is due to the Company’s development stage, lack of business operations, and the small number of executive officers involved with the Company, and the fact that the Company expects to operate through strategic consultants with few or no employees. Our board of directors will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place.

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of our knowledge, no officer, director, and/or beneficial owner of more than 10% of our Common Stock, failed to file reports as required by Section 16(a) of the Exchange Act during the period covered by this report.

Code of Ethics

The Company has not yet adopted a code of ethics for its principal officer, principal financial officer or any other position due to its development stage, the small number of executive officers involved with the Company, and the fact that the Company expects to operate through strategic consultants with few or no employees. Our board of directors will continue to evaluate, from time to time, whether a code of ethics should be developed and adopted.

Item 10.

Executive Compensation

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of the end of the fiscal year covered by this report, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to the Company to be the beneficial owner of more than five percent (5%) of the Company’s Common Stock:

Name and Address	Amount and Nature		Percent of
Of Beneficial Owner	of Beneficial Ownership		Class (1)
David M. Bovi	387,500	(D)	20.39%
319 Clematis Street, Suite 700
West Palm Beach, FL 33401
William R. Colucci (2)	387,500	(D)	20.39%
57 Post Street # 915
San Francisco, CA 94104
Joseph Thomas Drennan (2)	387,500	(D)	20.39%
2601 Annand Drive, Suite 16
Wilmington, DE 19808
Barbara Jean Queen (3)	387,500	(D)	20.39%
3100 Old Limestone Road
Wilmington, DE 19808
Nortia Capital Partners, Inc.	100,000	(D)	5.26%
400 Hampton View Court
Alpharetta, GA 30004
Universal Capital Management, Inc.	100,000	(D)	5.26%
2601 Annand Drive, Suite 16
Wilmington, DE 19808

———————

1.

Based upon 1,900,000 shares of the Company’s Common Stock outstanding as of April 30, 2008, the end of the fiscal year covered by this report.

2.

Mr. Drennan is an officer and director of Universal Capital Management, Inc. and he disclaims any beneficial ownership in Universal Capital Management, Inc.’s 100,000 shares of the Company’s Common Stock.

3.

These shares are held in Zenith Holdings, Inc., a corporation owned and controlled by Barbara Queen.

The following table sets forth, as of the end of the fiscal year covered by this report, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of the Company’s Common Stock of each of the officers and directors of the Company, and the officers and directors of the Company as a group:

Name and Address	Amount and Nature	Percent of
Of Beneficial Owner	of Beneficial Ownership	Class (1)
William R. Colucci	387,500	20.39%
57 Post Street # 915
San Francisco, CA 94104
All Officers and Directors	387,500	20.39%
as a group (1 person)

———————

1.

Based upon 1,900,000 shares of the Company’s Common Stock outstanding as of April 30, 2008, the end of the fiscal year covered by this report.

Our Company currently has no securities authorized for issuance under any equity compensation plans.

Item 12.

Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 13.

Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	Sequential Page No.
(31)
31.1	Certification of the President of BF Acquisition Group V, Inc. pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.
32.1	Certification of the Treasurer of BF Acquisition Group V, Inc. pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.
(32)
32.1	Certification of the President of BF Acquisition Group V, Inc. pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.
32.2	Certification of the Treasurer of BF Acquisition Group V, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.

Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed for the years ended April 30, 2008 and 2007 for professional services rendered by Morison Cogen, LLP for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended April 30, 2008 was $8,000; and for the year ended April 30, 2007 was $8,500.

Audit-Related Fees.

No fees were billed for the years ended April 30, 2008 and 2007 for assurance and related services by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

Tax Fees.

No fees were billed for the years ended April 30, 2008 and 2007 for tax compliance, tax advice, or tax planning by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

All Other Fees.

No fees were billed for the fiscal years ended April 30, 2008 and 2007 for products and services provided by Morison Cogen, LLP other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies.

The Company’s audit committee currently does not have any pre-approval policies or procedures concerning services performed by Morison Cogen, LLP. All the services performed by Morison Cogen, LLP that are described above were pre-approved by the Company’s audit committee. None of the hours expended on Morison Cogen, LLP’s engagement to audit the Company’s financial statements for the years ended April 30, 2008 and 2007 were attributed to work performed by persons other than Morison Cogen, LLP’s full-time, permanent employees.

Appendix A

Financial Statements

The following Audited Financial Statements are filed as part of this Form 10-KSB Report;

CONTENTS

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT

BALANCE SHEETS APRIL 30, 2008 AND 2007

STATEMENT OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2008 AND 2007 AND FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO APRIL 30, 2008

STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO APRIL 30, 2008

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED APRIL 30, 2008 AND 2007 AND FOR THE PERIOD FROM APRIL 15, 1999 (DATE OF INCEPTION) TO APRIL 30, 2008

PAGES F-7 – F-9

NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

BF Acquisition Group V, Inc.

San Francisco, CA

We have audited the accompanying balance sheets of BF Acquisition Group V, Inc. (a development stage company) as of April 30, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended and for the period April 15, 1999 (date of inception) to April 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company’s financial statements as of and for the year ended April 30, 2004, and for the period April 15, 1999 (date of inception) through April 30, 2004 were audited by other auditors whose report, dated June 11, 2004, on those statements included an explanatory paragraph that described the substantial doubt about the Company’s ability to continue as a going concern discussed in Note 2 to the financial statements. The financial statements for the period April 15, 1999 (date of inception) through April 30, 2004 reflect no revenues and a net loss of $11,072 of the related totals. The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of BF Acquisition Group V. Inc. (a development stage company) as of April 30, 2008 and 2007 and the results of its operations and cash flows for the years then ended and for the period April 15, 1999 (date of inception) to April 30, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses from development stage activities and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morison Cogen, LLP

Bala Cynwyd, Pennsylvania

July 24, 2008

BF ACQUISITION GROUP V, INC.

(A Development Stage Company)

BALANCE SHEETS

APRIL 30, 2008 AND 2007

	April 30, 2008	April 30, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$46	$66
TOTAL ASSETS	$46	$66

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued Expenses	$1,500	$5,074
Affiliates Payable	51,459	40,239
Loans from Stockholders	450	450
Total Current Liabilities	53,409	45,763

Stockholders' Deficit
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $.001 par value; 50,000,000 shares authorized, 1,900,000 and 1,015,000 shares issued and outstanding at April 30, 2008 and April 30, 2007	1,900	1,015
Additional paid-in capital	21,176	7,676
Deficit accumulated during the development stage	(76,439)	(54,388)
	(53,363)	(45,697)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$46	$66

The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP V, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED

APRIL 30, 2008 AND 2007 AND

FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO APRIL 30, 2008

	Cumulative Since Inception	For the Year Ended April 30, 2008	For the Year Ended April 30, 2007
REVENUES
Revenues	$–	$–	$–

COSTS AND EXPENSES
General and Administrative	76,439	22,051	11,034
Total costs and expenses	76,439	22,051	11,034

LOSS BEFORE INCOME TAXES	76,439	22,051	11,034

INCOME TAXES	–	–	–

NET LOSS	$76,439	$22,051	$11,034

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		1,725,425	1,015,000

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$0.01	$0.01

The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP V, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO APRIL 30, 2008

	Common Stock		Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
	Number of Shares	Amount
Issuance of initial 510,000 shares on April 15, 1999	510,000	$510	$490	$–	$1,000
Issuance of shares of common stock in exchange for services	190,000	190	182	–	372
Net loss for the year ended April 30, 1999	–	–	–	(372)	(372)
Balance, April 30, 1999	700,000	700	672	(372)	1,000
Issuance of shares of common stock	60,000	60	2,940	–	3,000
Issuance of shares of common stock in exchange for services	35,000	35	34	–	69
Net loss for the year ended April 30, 2000	–	–	–	(3,637)	(3,637)
Balance, April 30, 2000	795,000	795	3,646	(4,009)	432
Issuance of shares of common stock	20,000	20	980	–	1,000
Net loss for the year ended April 30, 2001	–	–	–	(2,978)	(2,978)
Balance, April 30, 2001	815,000	815	4,626	(6,987)	(1,546)
Net loss for the year ended April 30, 2002	–	–	–	(3,123)	(3,123)
Balance, April 30, 2002	815,000	815	4,626	(10,110)	(4,669)
Net loss for the year ended April 30, 2003	–	–	–	(3,105)	(3,105)
Balance, April 30, 2003	815,000	815	4,626	(13,215)	(7,774)
Net income for the year ended April 30, 2004	–	–	–	2,143	2,143
Balance, April 30, 2004	815,000	815	4,626	(11,072)	(5,631)
Affiliate payables converted into common stock	200,000	200	3,050	–	3,250
Net loss for the year ended April 30, 2005	–	–	–	(12,366)	(12,366)
Balance, April 30, 2005	1,015,000	1,015	7,676	(23,438)	(14,747)
Net loss for the year ended April 30, 2006	–	–	–	(19,916)	(19,916)
Balance, April 30, 2006	1,015,000	1,015	7,676	(43,354)	(34,663)
Net loss for the year ended April 30, 2007	–	–	–	(11,034)	(11,034)
Balance, April 30, 2007	1,015,000	1,015	7,676	(54,388)	(45,697)
Issuance of shares of common stock for services in July 2007	885,000	885	13,500	–	14,385
Net loss for the year ended April 30, 2008	–	–	–	(22,051)	(22,051)
Balance, April 30, 2008	1,900,000	$1,900	$21,176	$(76,439)	$(53,363)

The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP V, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2008 AND 2007 AND

FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO APRIL 30, 2008

	Cumulative Since Inception	For the Year Ended April 30, 2008	For the Year Ended April 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(76,439)	$(22,051)	$(11,034)
Adjustments to reconcile net loss to net cash flows used by operating activities
Stock issued in exchange for services	14,826	14,385	–
Increase (decrease) in liabilities
Accrued expenses	1,500	(3,574)	4,443
Advances due to affiliates	54,709	11,220	6,591

Net cash used in operating activities	(5,404)	(20)	–
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	5,000	–	–
Loans from stockholders	450	–	–

Net cash provided by financing activities	5,450	–	–

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46	(20)	–

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	–	66	66

CASH AND CASH EQUIVALENTS, END OF PERIOD	$46	$46	$66

Supplemental Disclosure of Non-Cash Financing
200,000 shares of common stock issued in exchange for repayment towards affiliate payable
Common Stock	$200	$–	$–
Additional paid-in-capital	3,050	–	–

Due to affiliate repayment	$(3,250)	$–	$–

The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP V, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLOCIES

ORGANIZATION

BF Acquisition Group V, Inc. (the “Company”) is a development stage company organized in Florida on April 15, 1999 as a “shell” company, which looks for suitable business partners or acquisition candidates to merge with or acquire. Operations have consisted primarily of obtaining the initial capital contribution by the founding shareholders and coordination of activities regarding the SEC registration of the Company.

BASIS OF PRESENTATION

The financial statements are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

COMPREHENSIVE INCOME

The Company follows the SFAS No. 130 “Reporting Comprehensive Income.” Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of accrued expenses, payables to affiliates and loans from stockholders. The carrying value of accrued expenses, payables to affiliates and loans from stockholders approximate fair value because of their short maturities.

INCOME TAXES

The Company follows SFAS No. 109 “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes assets and liabilities are computed annually for temporary differences between the financials statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

INCOME (LOSS) PER SHARE

The Company follows SFAS No. 128, “Earnings Per Share” resulting in the presentation of basic and diluted earnings per share. The Company has no common stock equivalents, therefore, the amounts reported for basic and dilutive net income (loss) per share were the same.

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

RECENTLY ISSUED PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company adopted FIN 48 effective May 1, 2007. The adoption of FIN 48 did not require an adjustment to the opening balance of retained earnings as of May 1, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning on May 1, 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

BF ACQUISITION GROUP V, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

RECENTLY ISSUED PRONOUNCEMENTS (CONTINUED)

On December 4, 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for the Company beginning May 1, 2009 and will change the accounting for business combinations on a prospective basis.

NOTE 2– GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from activities during the development stage and has a deficiency in working capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – INCOME TAXES

There is no provision for income taxes for 2008 and 2007 due to the availability of net operating loss carryforwards for which the Company had previously established a 100% valuation allowance for deferred tax assets due to the uncertainty of their recoverability. At April 30, 2008, the Company had net operating loss carryforwards (“NOL’s”) approximating $76,000. These operating losses are available to offset future taxable income through the year 2028. The utilization of these NOL’s to reduce future income taxes will depend on the generation of sufficient taxable income prior to their expiration. There were no temporary differences for the years ended April 30, 2008 and 2007. The Company has established a 100% valuation allowance of approximately $30,000 at April 30, 2008 for the deferred tax assets due to the uncertainty of their realization.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on May 1, 2007. As a result of the implementation of FIN 48, there was no adjustment required to the opening balance of retained earnings as of May 1, 2007.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense.

Tax years from 2005 through 2007 remain subject to examination by major tax jurisdictions.

NOTE 4 – AFFILIATE PAYABLE

Universal Capital Management, Inc., related to the Company by common stockholders and management personnel, has provided cash advances for operating expenses of the Company. Currently, the advances are unsecured, interest free and without specific repayment terms.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

By:	/s/ William R. Colucci
William R. Colucci, President

Dated: July 29, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William R. Colucci
William R. Colucci, President

Dated: July 29, 2008