Form 10-Q
period 2008-07-31
BF ACQUISITION GROUP V INC
filed 2008-09-15
CIK 1089778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2008

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File 0-26853

BF Acquisition Group V, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Florida	65-0913588
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

57 Post Street # 915, San Francisco, California 94104

 (Address of Principal Executive Offices)(Zip Code)

(415) 296-9131
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x  No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 12, 2008, there were approximately 1,900,000 shares of common stock, $0.001 par value, issued and outstanding.

BF ACQUISITION GROUP V, INC.

 Form 10-Q Index

July 31, 2008

BF ACQUISITION GROUP V, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2008

(UNAUDITED)

BF ACQUISITION GROUP V, INC.

(A Development Stage Company)

CONTENTS

PAGE

BALANCE SHEETS	1

STATEMENTS OF OPERATIONS	2

STATEMENTS OF COMPREHENSIVE LOSS	3

STATEMENTS OF STOCKHOLDERS’ EQUITY	4-6

STATEMENTS OF CASH FLOWS	7-8

NOTES TO FINANCIAL STATEMENTS	9-25

BF ACQUISITION GROUP V, INC.

(A Development Stage Company)

BALANCE SHEETS

JULY 31, 2008 AND APRIL 30, 2008

	July 31, 2008	April 30, 2008
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and Cash Equivalents	$19	$46
TOTAL ASSETS	$19	$46

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued Expenses	$5,000	$1,500
Affiliates Payable	51,459	51,459
Loans from Stockholders	450	450
Total Current Liabilities	56,909	53,409

Stockholders' Deficit
Preferred stock, no par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized,
1,900,000 and 1,015,000 shares issued and outstanding at
July 31, 2008 and April 30, 2008	1,900	1,900
Additional paid-in capital	21,176	21,176
Deficit accumulated during the development stage	(79,966)	(76,439)
	(56,890)	(53,363)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$19	$46

The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP V, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED

JULY 31, 2008 AND 2007 AND

FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO JULY 31, 2008

(UNAUDITED)

	Cumulative	For the Three	For the Three
	Since	Months Ended	Months Ended
	Inception	July 31, 2008	July 31, 2007

REVENUES
Revenues	$-	$-	$-

COSTS AND EXPENSES
General and Administrative	79,966	3,527	14,091
Total costs and expenses	79,966	3,527	14,091

LOSS BEFORE INCOME TAXES	79,966	3,527	14,091

INCOME TAXES	-	-	-
NET LOSS	$79,966	$3,527	$14,091

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		1,900,000	1,061,068

BASIC AND DILUTED NET LOSS
PER COMMON SHARE		$0	$0.01

The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP V, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD APRIL 15, 1999 (DATE OF I NCEPTION) TO JULY 31, 2008

				Deficit
				Accumulated
	Common Stock		Additional	During the
	Number of		Paid In	Development
	Shares	Amount	Capital	Stage	Total
Issuance of initial 510,000 shares on April 15, 1999	510,000	510	490	-	1,000
Issuance of shares of common stock in exchange
for services	190,000	190	182	-	372
Net loss for the year ended April 30, 1999	-	-	-	(372)	(372)

Balance, April 30, 1999	700,000	700	672	(372)	1,000

Issuance of shares of common stock	60,000	60	2,940	-	3,000
Issuance of shares of common stock in exchange
for services	35,000	35	34	-	69
Net loss for the year ended April 30, 2000	-	-	-	(3,637)	(3,637)

Balance, April 30, 2000	795,000	795	3,646	(4,009)	432

Issuance of shares of common stock	20,000	20	980	-	1,000
Net loss for the year ended April 30, 2001	-	-	-	(2,978)	(2,978)

Balance, April 30, 2001	815,000	815	4,626	(6,987)	(1,546)

Net loss for the year ended April 30, 2002	-	-	-	(3,123)	(3,123)

Balance, April 30, 2002	815,000	815	4,626	(10,110)	(4,669)

Net loss for the year ended April 30, 2003	-	-	-	(3,105)	(3,105)

Balance, April 30, 2003	815,000	815	4,626	(13,215)	(7,774)

Net income for the year ended April 30, 2004	-	-	-	2,143	2,143

Balance, April 30, 2004	815,000	815	4,626	(11,072)	(5,631)

Affiliate payables converted into common stock	200,000	200	3,050	-	3,250
Net loss for the year ended April 30, 2005	-	-	-	(12,366)	(12,366)

Balance, April 30, 2005	1,015,000	1,015	7,676	(23,438)	(14,747)

Net loss for the year ended April 30, 2006	-	-	-	(19,916)	(19,916)

Balance, April 30, 2006	1,015,000	1,015	7,676	(43,354)	(34,663)

Net loss for the year ended April 30, 2007	-	-	-	(11,034)	(11,034)

Balance, April 30, 2007	1,015,000	1,015	7,676	(54,388)	(45,697)

Issuance of stock for services	885,000	885	13,500	-	14,385

Net loss for the year ended April 30, 2008	-	-	-	(22,051)	(22,051)
Balance, April 30, 2008	1,900,000	1,900	21,176	(76,439)	(53,363)

Net loss for the three months ended July 31, 2008	-	-	-	(3,527)	(3,527)
Balance, July 31, 2008	1,900,000	$ 1,900	$ 21,176	$ (79,966)	$ (56,890)

The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP V, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007 AND

FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO JULY 31, 2008 (UNAUDITED)

	Cumulative	For the Three	For the Three
	Since	Months Ended	Months Ended
	Inception	July 31, 2008	July 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(79,966)	$(3,527)	$(14,091)
Adjustments to reconcile net loss to net cash
flows used by operating activities
Stock issued in exchange for services	14,826	-	-
Increase (decrease) in liabilities
Accrued expenses	5,000	3,500	1,443
Advances due to affiliates	54,709	-	1,500

Net cash used in operating activities	(5,431)	(27)	(11,148)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	5,000	-	-
Loans from stockholders	450	-	-

Net cash provided by financing activities	5,450	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19	(27)	(11,148)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	46	66

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19	$19	$(11,082)

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ITEMS:

200,000 shares of common stock issued in
exchange for repayment towards affiliate payable

Common stock	$200	$-	$-

Additional paid in capital	3,050	-	-

Due to affiliate repayment	$(3,250)	$-	$-

The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP V, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by BF Acquisition Group V, Inc. (the Company).  These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company’s April 30, 2007 Annual Report on Form 10-KSB.  Certain financial information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading.  The Notes to Financial Statements in the April 30, 2008 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements.  Operating results for the three months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009.

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

RECENTLY ISSUED PRONOUNCEMENTS

During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   The Company adopted SFAS 157 on May 1, 2008 for all financial assets and liabilities, but the implementation did not require additional disclosures or have a significant impact on the Company's financial statements.  The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis.  However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

BF ACQUISITION GROUP V, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED PRONOUNCEMENTS (CONTINUED)

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company has adopted SFAS 159 on May 1, 2008 and has elected not to measure any additional financial assets, liabilities or other items at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning May 1, 2009 and will change the accounting for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning May 1, 2009. This statement is not currently applicable since there are no subsidiaries.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective May 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the financial statements.

BF ACQUISITION GROUP V, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED PRONOUNCEMENTS (CONTINUED)

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not expected to have a significant impact on the financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP 14-1 is not currently applicable to the Company since the Company does not have convertible debt.

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

NOTE 3 – PAYMENTS TO AFFILIATES

Universal Capital Management, Inc., related to the Company by common shareholders and management personnel, had provided cash advances for operating expenses of the Company.  Currently, such loans are unsecured and without specific redemption date.

BF ACQUISITION GROUP V, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – INCOME TAXES

There is no provision for income taxes for the three months ended July 31, 2008 and 2007 due to the availability of net operating loss carryforwards for which the Company had previously established a 100% valuation allowance for deferred tax assets due to the uncertainty of their recoverability.  At April 30, 2008, the Company had net operating loss carryforwards (“NOL’s”) approximating $79,000.  These operating losses are available to offset future taxable income through the year 2028.  The utilization of these NOL’s to reduce future income taxes will depend on the generation of sufficient taxable income prior to their expiration.  There were no temporary differences for the three months ended July 31, 2008 and 2007.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on May 1, 2007.  As a result of the implementation of FIN 48, there was no adjustment required to the opening balance of retained earnings as of May 1, 2007, and the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense.  There were no in the Company’s unrecognized tax benefits during the three months ended July 31, 2008.

Tax years from 2005 (initial tax year) through 2007 remain subject to examination by major tax jurisdictions.

Item 2.  Management's Plan of Operation.

Overview

The following discussion “Management's Plan of Operation” contains forward-looking statements. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “could,” “may” and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Quarterly Report on Form 10-Q.

The following is qualified by reference to, and should be read in conjunction with our financial statements (“Financial Statements”), and the notes thereto, included elsewhere in this Form 10-Q, as well as the discussion hereunder "Management's Plan of Operation".

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

Until we obtain business partners or acquisition candidates, our Company does not expect to meet its current capital requirements for the next twelve months. Additionally, we cannot assure you that if we obtain business partners or acquisition candidates that we will meet our current capital requirements for the next twelve months. We obtained $51,859 in affiliate cash advances and loans to meet our current capital requirements, but we cannot assure you that we can obtain additional cash advances or loans for any amount in the future. Our independent auditors have indicated in their audit opinion for the year ended April 30, 2008 that certain factors raise substantial doubt about our ability to continue as a going concern, and these continuing factors are discussed in note 2 to our accompanying July 31, 2008 interim financial statements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4(T).  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(3) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report on Form 10-Q to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Limitations on Controls

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during our fiscal quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

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

BF ACQUISITION GROUP V, INC.

Registrant

By: /s/ William R. Colucci

      William R. Colucci, President

Dated: September 15, 2008

By: /s/ William R. Colucci

      William R. Colucci, President

Dated: September 15, 2008

By: /s/ William R. Colucci

      William R. Colucci, Treasurer

Dated: September 15, 2008